Form 10-Q
period 2004-09-30
Abington Community Bancorp, Inc.
filed 2004-12-03
CIK 1292898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-116370

Abington Community Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	02-0724068
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

180 Old York Road Jenkintown, Pennsylvania	19046
(Address of Principal Executive Offices)	(Zip Code)

(215) 886-8280
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section  13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☐     No   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of December 3, 2004, no shares of the Registrant’s common stock were issued and outstanding. *

*                 The issuer became subject to the filing requirements of Sections 13 and 15(d) when its Form S-1 was declared effective by the SEC on October 21, 2004.

ABINGTON BANK AND SUBSIDIARIES

ABINGTON BANK AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2004	December 31, 2003
		(as restated - see note 6)
ASSETS

Cash and cash equivalents	$29,498,897	$19,695,625
Investment securities held to maturity (estimated fair value—2004, $10,315,138)	10,220,473
Investment securities available for sale (amortized cost—2004, $67,528,178; 2003, $79,579,757)	66,582,164	78,984,495
Mortgage-backed securities held to maturity (estimated fair value—2004, $46,981,990; 2003, $42,891,508)	47,438,046	43,009,221
Mortgage-backed securities available for sale (amortized cost—2004, $84,836,167; 2003, $77,908,514)	84,951,431	78,212,883
Loans receivable, net of allowance for loan loss (2004, $1,412,469; 2003, $1,455,889)	395,968,387	364,619,621
Accrued interest receivable	2,632,882	2,386,841
Federal Home Loan Bank stock—at cost	10,968,700	10,039,300
Property and equipment, net	5,581,019	5,800,068
Deferred tax asset	1,152,765	1,062,471
Prepaid expenses and other assets	2,749,322	628,431

TOTAL ASSETS	$657,744,086	$604,438,956

LIABILITIES AND RETAINED EARNINGS

LIABILITIES:
Deposits:
Noninterest-bearing	$38,247,718	$37,855,415
Interest-bearing	350,815,514	324,810,757
Total deposits	389,063,232	362,666,172
Advances from Federal Home Loan Bank	185,587,714	173,731,623
Other borrowed money	19,317,116	8,680,916
Accrued interest payable	2,637,094	943,949
Advances from borrowers for taxes and insurance	351,670	2,135,301
Accounts payable and accrued expenses	4,762,705	3,046,727

Total liabilities	601,719,531	551,204,688

RETAINED EARNINGS:
Retained earnings	56,572,850	53,426,380
Accumulated other comprehensive loss	(548,295)	(192,112)

Total retained earnings	56,024,555	53,234,268

TOTAL LIABILITIES AND RETAINED EARNINGS	$657,744,086	$604,438,956

See notes to unaudited consolidated financial statements.

ABINGTON BANK AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME:
Interest on loans	$5,743,416	$5,803,661	$16,708,624	$18,386,308
Interest and dividends on investment and mortgage-backed securities	2,017,912	1,518,313	5,713,845	4,224,997

Total interest income	7,761,328	7,321,974	22,422,469	22,611,305

INTEREST EXPENSE:
Interest on deposits	1,665,979	1,661,351	4,779,645	5,289,392
Interest on Federal Home Loan Bank advances	1,918,494	1,788,522	5,571,236	5,111,020
Interest on other borrowed money	16,508	33,440	54,737	83,989

Total interest expense	3,600,981	3,483,313	10,405,618	10,484,401

NET INTEREST INCOME	4,160,347	3,838,661	12,016,851	12,126,904

PROVISION FOR LOAN LOSSES		125,000	45,000	375,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,160,347	3,713,661	11,971,851	11,751,904

NON-INTEREST INCOME
Rental income	12,687	12,713	39,277	41,272
Gain on sale of property		91,268		146,268
(Loss) gain on derivative instruments, net	(105,644)	135,719	(154,869)	(512,527)
Service charges	432,052	432,701	1,241,378	903,581
Other income	170,270	201,544	478,195	536,824
Gain on sale of loans				44,036

Total non-interest income	509,365	873,945	1,603,981	1,159,454

NON-INTEREST EXPENSES
Salaries and employee benefits	1,647,694	1,613,494	4,693,488	4,624,910
Net occupancy	268,963	293,029	856,904	884,194
Depreciation	124,309	139,032	374,397	402,966
Data processing	300,559	282,538	902,332	820,286
ATM expense	94,274	108,195	207,461	317,420
Deposit insurance premium	32,721	20,461	84,898	73,489
Advertising and promotions	66,047	73,760	226,563	236,190
Other	509,922	542,311	1,472,579	1,330,390

Total non-interest expenses	3,044,489	3,072,820	8,818,622	8,689,845

INCOME BEFORE INCOME TAXES	1,625,223	1,514,786	4,757,210	4,221,513

PROVISION FOR INCOME TAXES	570,900	497,472	1,610,740	1,426,491

NET INCOME	$1,054,323	$1,017,314	$3,146,470	$2,795,022

See notes to unaudited consolidated financial statements.

ABINGTON BANK AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND COMPREHENSIVE INCOME

	Retained Earnings	Accumulated Other Comprehensive Loss	Total Retained Earnings	Comprehensive Income

BALANCE—DECEMBER 31, 2003 (as restated)	53,426,380	(192,112)	53,234,268

Comprehensive income:
Net income	3,146,470		3,146,470	$3,146,470
Net unrealized holding loss on available for sale securities arising during the period, net of tax benefit of $183,674 (1)		(356,183)	(356,183)	(356,183)

Comprehensive income	—	—	—	$2,790,287

BALANCE—SEPTEMBER 30, 2004	$56,572,850	$(548,295)	$56,024,555

(1) Disclosure of reclassication amount, net of tax, for:

Unrealized holding loss arising during the year	$(356,183)
Less: reclassification adjustment for net gains included in net income

Net unrealized loss on securities	$(356,183)

See notes to unaudited consolidated financial statements.

ABINGTON BANK AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$3,146,470	$2,795,022
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45,000	375,000
Depreciation	374,397	402,966
Unrealized (gain) loss on derivative instruments	(340,500)	86,416
Gain on sale of loans		(44,036)
Gain on sale of property		(55,000)
Deferred income tax expense	93,380	29,381
Deferred loan fees	1,201,574	1,772,367
Amortization of:
Deferred loan fees	(1,262,965)	(2,132,308)
Premiums and discounts, net	276,459	402,615
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	(246,041)	(248,896)
Prepaid expenses and other assets	(2,120,891)	(1,803,540)
Accrued interest payable	1,693,145	1,479,016
Accounts payable and accrued expenses	2,056,478	1,948,090

Net cash provided by operating activities	4,916,506	5,007,093

INVESTING ACTIVITIES:
Principal collected on loans	105,773,362	135,093,948
Disbursements for loans	(137,105,737)	(120,609,869)
Purchases of:
Mortgage-backed securities held to maturity	(10,956,924)	(39,232,674)
Mortgage-backed securities available for sale	(29,305,178)	(66,730,082)
Investments held to maturity	(10,220,792)
Investments available for sale	(24,244,942)	(106,061,514)
Federal Home Loan Bank stock	(1,908,700)	(2,410,400)
Property and equipment	(155,348)	(342,532)
Proceeds from:
Maturities of mortgage-backed securities available for sale	101,504	5,410,664
Maturities of investments available for sale	36,297,000	65,926,503
Principal repayments of mortgage-backed securities held to maturity	6,396,352	4,569,291
Principal repayments of mortgage-backed securities available for sale	22,131,149	26,727,828
Sale of real estate investment		448,000
Sales of Federal Home Loan Bank stock	979,300

Net cash used in investing activities	(42,218,954)	(97,210,837)

FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	10,785,787	16,548,485
Net increase in certificate accounts	15,611,273	1,800,865
Net increase in other borrowed money	10,636,200	8,026,897
Advances from Federal Home Loan Bank	311,045,000	47,447,996
Repayments of advances from Federal Home Loan Bank	(299,188,909)	(9,360,542)
Net decrease in advances from borrowers for taxes and insurance	(1,783,631)	(1,817,340)

Net cash provided by financing activities	47,105,720	62,646,361

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,803,272	(29,557,383)

CASH AND CASH EQUIVALENTS—Beginning of year	19,695,625	51,701,706

CASH AND CASH EQUIVALENTS—End of year	$29,498,897	$22,144,323

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash transfer of real estate investment to loans receivable		$1,955,322

Cash paid during the year for:
Interest on deposits and other borrowings	$8,712,473	$9,005,385

Income taxes	$1,600,000	$1,573,000

See notes to unaudited consolidated financial statements.

ABINGTON BANK AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                      FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation—On April 21, 2004, the Board of Trustees approved a plan of reorganization by which Abington Savings Bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”), will reorganize from its current status as a mutual savings bank to a mutual holding company structure. Upon completion of the reorganization, which is expected to occur in December 2004, Abington Bank will be a wholly owned subsidiary of Abington Community Bancorp, Inc. (the “Company” or “registrant”). Abington Mutual Holding Company, a Pennsylvania corporation, will become the mutual holding company parent of Abington Community Bancorp. Initially, Abington Mutual Holding Company will own 55% of Abington Community Bancorp’s outstanding common stock after the reorganization and must always own at least a majority of the voting stock of Abington Community Bancorp. In addition to the shares of Abington Community Bancorp which it will own, Abington Mutual Holding Company will be capitalized with $100,000 in cash. As part of the reorganization, approximately 45% of the to-be-outstanding common stock of the Company is being offered to certain depositors and others.

The Company filed a registration statement of Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) on June 10, 2004, which as amended, was declared effective by the SEC on October 21, 2004 (File No. 333-116370). The registrant is in organization and has engaged in no operations to date; accordingly, no financial statements of the Company have been included herein. The unaudited consolidated financial statements included herein are the financial statements of Abington Bank and the Bank’s wholly owned subsidiaries, ASB Investment Co., Keswick Services II and its wholly owned subsidiaries, and Abington Corp. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Bank and the accompanying notes thereto included in the Company’s Registration Statement on Form S-1 for the period ended December 31, 2003. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004, or any other period.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Bank’s most significant estimates are the allowance for loan losses and deferred income taxes.

Accounting for Derivative Financial Instruments—The Bank uses interest rate cap and swap agreements to manage its exposure to fluctuations in interest rates on a portion of its fixed rate loans and variable rate deposits. The agreements do not qualify for hedge accounting.  Gains and losses in the fair value of the hedges, as well as amounts paid or received under the cap or swap agreement, are recognized in a separate line item, loss on derivative instruments, net, included in non-interest income in the Bank’s consolidated statements of income during the period in which they accrue. The Bank does not hold any derivative financial instruments for trading purposes.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133. In addition, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Bank’s financial position or results of operations.

At September 30, 2004, the Bank is party to three swap agreements with terms expiring in December 2004, June 2005, and December 2005. Under the December 2004 and June 2005 agreements, the Bank will either receive or pay, on a quarterly basis, the amount by which the ten-year CMT exceeds or falls below 5.92% and 5.57%, respectively, on the notional amount of $15 million per contract. These agreements effectively changed a portion of the Bank’s fixed rate mortgage portfolio to a variable rate of interest. Under the December 2005, agreement, the Bank will either receive or pay on a quarterly basis, the amount by which the three month LIBOR exceeds or falls below 2.59% on the notional amount of $15 million. This agreement effectively changed the Bank’s variable rate money market accounts to a fixed rate of interest.

The fair value of the swap agreements was a negative $245,000 and a negative $569,000 at September 30, 2004, and December 31, 2003, respectively. During the nine months ended September 30, 2004 and 2003, the Bank paid $495,369 and $598,943, respectively, under the agreements. In addition, the unrealized gains on derivatives recognized in loss on derivative instruments, net in the Bank’s unaudited consolidated statements of income were $340,500 and $86,416 for the nine months ended September 30, 2004 and 2003, respectively.

Recent Accounting Pronouncements—In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The FASB has published a revision to FIN No. 46 (FIN No. 46R) to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. The Bank is not a party to any variable interest entities covered by the Interpretation.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires that certain financial instruments, which previously could be designated as equity, now be classified as liabilities on the balance sheet. Certain effective dates of SFAS No. 150 were deferred by the provisions of FASB Staff Position No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150, Accounting for Certain Financial

Instruments with Characteristics of Both Liabilities and Equity. Currently, the Bank has no financial instruments entered into or modified that require application of this statement.

In March 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The adoption of this standard did not have a material effect on the Bank’s financial position or results of operations.

In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  However, the guidance contained in paragraphs 10-20 of this Issue has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” posted September 30, 2004. The delay of the effective date for paragraphs 10–20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment.  The disclosures continue to be effective for the Bank’s consolidated financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 and No. 124. For all other investments within the scope of this Issue, the disclosures continue to be effective for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004.

2.                      INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Municipal bonds	$10,220,473	$94,683	$(18)	$10,315,138

Total debt securities	$10,220,473	$94,683	$(18)	$10,315,138

	Available for Sale September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Agency bonds	$61,489,340	$101,570	$(973,370)	$60,617,540
Corporate bonds and commercial paper	1,000,061	22,232	(2,573)	1,019,720
Municipal bonds	180,000	5,825		185,825
Certificates of deposit	1,480,000			1,480,000

Total debt securities	64,149,401	129,627	(975,943)	63,303,085

Equity securities:
Common stock	2,510	624	(2,500)	634
Mutual funds	3,376,267		(97,822)	3,278,445

Total equity securities	3,378,777	624	(100,322)	3,279,079

Total	$67,528,178	$130,251	$(1,076,265)	$66,582,164

	Available for Sale December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Agency bonds	$72,988,418	$321,800	$(881,048)	$72,429,170
Corporate bonds and commercial paper	1,500,506	36,284		1,536,790
Municipal bonds	180,000	9,340		189,340
Certificates of deposit	1,579,000			1,579,000

Total debt securities	76,247,924	367,424	(881,048)	75,734,300

Equity securities:
Common stock	2,510	741	(2,500)	751
Mutual funds	3,329,323		(79,879)	3,249,444

Total equity securities	3,331,833	741	(82,379)	3,250,195

Total	$79,579,757	$368,165	$(963,427)	$78,984,495

The table below sets forth investment securities which have an unrealized loss positions as of September 30, 2004:

	Less than 12 months		More than 12 months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value

Securities held to maturity:
Municipal bonds	$(18)	$454,982

Total securities held to maturity	(18)	454,982

Securities available for sale:

Government agency securities	$(378,650)	$36,621,350	$(594,720)	$19,394,620
Other securities	(2,573)	496,510	(100,322)	3,278,445

Total securities available for sale	(381,223)	37,117,860	(695,042)	22,673,065

Total	$(381,241)	$37,572,842	$(695,042)	$22,673,065

At September 30, 2004, securities in a gross unrealized loss position for twelve months or longer consist of 10 securities having an aggregate depreciation of 3.0% from the Bank’s amortized cost basis. Securities in a gross unrealized loss position for less than twelve months consist of 21 securities having an aggregate depreciation of 1.0% from the Bank’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Bank’s investment portfolio consists of securities from municipalities and government agencies considered to be low-risk. If held to maturity, the contractual principal and interest payments of the securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Bank has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. Thus, the unrealized losses are not other-than-temporary. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Bank’s financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

3.                      MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

FNMA pass-through certificates	$35,141,416	$167,453	$(404,299)	$34,904,570
FHLMC pass-through certificates	12,296,630		(219,210)	12,077,420

Total	$47,438,046	$167,453	$(623,509)	$46,981,990

	Available for sale September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

GNMA pass-through certificates	$1,025,557	$48,379	$(1,164)	$1,072,772
FNMA pass-through certificates	14,165,232	362,796	(8,158)	14,519,870
FHLMC pass-through certificates	62,270,863	506,785	(783,058)	61,994,590
Real estate mortgage investment conduits	7,374,515	19,213	(29,529)	7,364,199

Total	$84,836,167	$937,173	$(821,909)	$84,951,431

	Held to Maturity December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

FNMA pass-through certificates	$40,275,940	$345,905	$(449,890)	$40,171,955
FHLMC pass-through certificates	2,733,281		(13,728)	2,719,553

Total	$43,009,221	$345,905	$(463,618)	$42,891,508

	Available for Sale December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

GNMA pass-through certificates	$1,575,087	$77,829	$(8,613)	$1,644,303
FNMA pass-through certificates	11,790,003	236,737	(13,144)	12,013,596
FHLMC pass-through certificates	58,687,031	442,747	(412,742)	58,717,036
Real estate mortgage investment conduits	5,856,393	11,017	(29,462)	5,837,948

Total	$77,908,514	$768,330	$(463,961)	$78,212,883

The table below sets forth mortgage-backed securities which have an unrealized loss positions as of September 30, 2004:

	Less than 12 months		More than 12 months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value

Securities held to maturity:
Mortgage-backed securities	$(219,210)	$12,077,420	$(404,299)	$16,106,384

Total securities held to maturity	(219,210)	12,077,420	(404,299)	16,106,384

Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations	$(185,724)	$16,622,089	$(636,185)	$28,881,611

Total securities available for sale	(185,724)	16,622,089	(636,185)	28,881,611

Total	$(404,934)	$28,699,509	$(1,040,484)	$44,987,995

At September 30, 2004, securities in a gross unrealized loss position for twelve months or longer consist of 15 securities having an aggregate depreciation of 2.3% from the Bank’s amortized cost basis. Securities in a gross unrealized loss position for less than twelve months consist of 15 securities having an aggregate depreciation of 1.4% from the Bank’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, all of the Bank’s mortgage-backed securities portfolio consists of securities from FNMA, FHLMC and GNMA considered to be low-risk. If held to maturity, the contractual principal and interest payments of the securities are expected to be received in full. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Bank has the ability to hold these securities until they mature and does not intend to sell the securities at a loss. Thus, the unrealized losses are not other-than-temporary. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Bank’s financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

4.                      ALLOWANCE FOR LOAN LOSSES

Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended September 30,		Year Ended
	2004	2003	December 31, 2003

Balance—beginning of year	$1,455,889	$1,813,450	$1,813,450
Provision for loan losses	45,000	375,000	375,000
Charge-offs/recoveries—net	(88,420)	(735,572)	(732,561)

Balance—end of period	$1,412,469	$1,452,878	$1,455,889

The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. During the nine months ended September 30, 2004, and the year ended December 31, 2003, the Bank had loans to one borrower totaling approximately $0 and $99,137, respectively, that were individually evaluated for impairment and determined to be impaired. A reserve on these loans is included in the Bank’s allowance for loan losses at December 31, 2003.

Nonaccrual loans (which consist of smaller balance, homogeneous loans) at September 30, 2004, and December 31, 2003, amounted to approximately $6,000 and $115,096, respectively. Commercial loans and commercial real estate loans are placed on nonaccrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on nonaccrual only when the loan is 90 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

Interest payments on impaired loans and nonaccrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the nine months ended September 30, 2004 and the year ended December 31, 2003, no cash basis interest income has been recognized. Interest income foregone on nonaccrual loans was not material to the consolidated financial statements for the nine months ended September 30, 2004 or the year ended December 31, 2003.

5.                      DEFERRED INCOME TAXES

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	September 30, 2004	December 31, 2003

Deferred tax assets:
Allowance for loan losses	$480,239	$495,000
Deferred compensation	786,668	677,749
Unrealized loss on securities available-for-sale and cap and swap contracts	365,755	297,974
Other		74,891

Total deferred tax assets	1,632,662	1,545,614

Deferred tax liabilities:
Property and equipment	(151,368)	(221,392)
Deferred loan fees	(302,550)	(261,751)
Other	(25,979)

Total deferred tax liabilities	(479,897)	(483,143)

Net deferred tax asset	$1,152,765	$1,062,471

6.                      RESTATEMENT OF FINANCIAL STATEMENT – CORRECTION OF AN ERROR

Subsequent to the issuance of the Bank’s 2003 financial statements, Bank’s management determined that certain derivatives that had been accounted for as cash flow hedges under SFAS No. 133 did not qualify for hedge accounting. The unrealized gains (losses) on the derivatives, net of related taxes, of $239,885, $(524,751), and $(101,441) for the years ended December 31, 2003, 2002, and 2001, respectively, were inappropriately included in accumulated other comprehensive income. Accordingly, the Bank restated the consolidated financial statements to include unrealized gains (losses) on derivatives in the income statement.

ITEM 2.  – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview—The Company was formed by the Bank in connection with the Bank’s reorganization into the mutual holding company form and has not yet commenced operations. The Company’s results of operations will be primarily dependent on the results of the Bank, which will be a wholly owned subsidiary of the Company upon completion of the reorganization. The Bank’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, which is the interest paid on deposits and borrowings.  Results of operations are also affected by our provisions for loan losses, losses on derivative instruments, service charges and other non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy and equipment expense, data processing expense, advertising and promotions and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and

the Pennsylvania Department of Banking. The Bank’s executive offices are in Jenkintown, Pennsylvania, with seven other branches and four limited service facilities located in nearby Montgomery County neighborhoods. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans, primarily residential mortgages.

Critical Accounting Policies, Judgments and Estimates—In reviewing and understanding financial information for Abington Bank, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements. The accounting and financial reporting policies of Abington Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Bank’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis including those related to the allowance for loan losses and deferred income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Loan Losses—The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on regular evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, delinquency and nonperforming loan data, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance valuations, adjustments to the allowance may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio or changes in accounting guidance. In times of economic slowdown, either regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the allowance for loan losses in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management’s initial estimates. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking and the FDIC may require the recognition of adjustment to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes—Management makes estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Management also estimates a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision from management’s initial estimates.

In evaluating our ability to recover deferred tax assets, management considers all available positive and negative evidence, including our past operating results, recent cumulative losses and our forecast of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction is estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

Our total assets increased by $53.3 million, or 8.8%, to $657.7 million at September 30, 2004 compared to $604.4 million at December 31, 2003.  This increase in our assets is relatively consistent with the growth we have experienced in recent years.  During the three-year period ended December 31, 2003, our average increase in assets over the prior year was 11.8%.  During the first nine months of 2004, the largest increases in our assets were in the categories of mortgage-backed securities, cash and cash equivalents and net loans receivable.  Our mortgage-backed securities, both held-to-maturity and available-for-sale increased by an aggregate of $11.1 million, or 9.2%, to $132.4 million at September 30, 2004 compared to $121.2 million at December 31, 2003.  We continued to purchase mortgage-backed securities during the first nine months of 2004 and purchases of $40.3 million in the aggregate more than offset $28.6 million in payments and repayments of our held-to-maturity and available-for-sale mortgage-backed securities.  Given the relative efficiencies provided by mortgage-backed securities coupled with what we believe is good credit risk, we have continued to invest in mortgage-backed securities as a part of our growth efforts.  Our net loans receivable increased by $31.3 million, or 8.6%, to $396.0 million at September 30, 2004 compared to $364.6 million at December 31, 2003.  During the first nine months of 2004 our total loan originations amounted to $137.1 million and loan principal payments were $105.8 million.  Our cash and cash equivalents increased by $9.8 million to $29.5 million at September 30, 2004 compared to $19.7 million at December 31, 2003.  This was due in part to repayments of certain investment securities as well as the increase in our deposit base.  While we purchased $36.4 million in additional investment securities during the period, including Federal Home Loan Bank (“FHLB”) stock, such purchases were more than offset by an aggregate of $37.3 million of maturities and calls of such securities.  As a result, our total investment securities and FHLB stock amounted to $87.8 million at September 30, 2004 compared to $89.0 million at December 31, 2003.

Our deposits increased by $26.4 million, or 7.3%, to $389.1 million at September 30, 2004 compared to $362.7 million at December 31, 2003.  The amount of our FHLB advances increased by $11.9 million, or 6.8%, to $185.6 million at September 30, 2004 compared to $173.7 million at December 31, 2003.  The increase in other borrowings to $19.3 million at September 30, 2004 compared to $8.7 million at December 31, 2003 reflects an increase in the amount of securities repurchase agreements entered into with certain commercial checking account customers pursuant to a sweep account agreement with such customers.  Our retained earnings amounted to $56.0 million at September 30, 2004 compared to $53.2 million at December 31, 2003.  The primary reason for the increase in our retained earnings was net income of $3.1 million for the first nine months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At September 30, 2004, our cash and cash equivalents amounted to $29.5 million.  In addition, at such date we had $1.3 million in investment securities scheduled to mature within the next 12 months.  Our available for sale investment and mortgage-backed securities amounted to an aggregate of $151.5 million at September 30, 2004.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At September 30, 2004, we had certificates of deposit maturing within the next 12 months amounting to $70.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the nine months ended September 30, 2004 and year ended December 31, 2003, the average balance of our outstanding FHLB advances was $169.6 million and $148.1 million, respectively.  At September 30, 2004, we had $185.6 million in outstanding FHLB advances and we had $220.9 million in additional FHLB advances available to us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs.  We have increased our utilization of borrowings in recent years as a cost efficient addition to deposits as a source of funds.  Our borrowings consist primarily of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member.  Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances.

Net proceeds from the sale of common stock in the Company cannot be determined until the reorganization is completed, however it is anticipated that the net proceeds from the sale of the common stock will be between $44.4 million at the minimum of the offering range and $60.4 million at the maximum of the offering range. The net proceeds received from the sale of shares of the common stock in the offering will increase the capital of both the Company and the Bank.  Half of the net proceeds from the offering will be used by the Company to buy the common stock of the Bank.  While we have not identified specific uses for the portion of the net proceeds to be invested in the Bank, we anticipate that the Bank will use the portion of the cash proceeds it receives for general corporate purposes.  On a short-term basis, the Bank may purchase investment securities.  The net proceeds received by the Bank will further strengthen its capital position, which already exceeds all regulatory requirements (see table below).  As a result, the Bank will continue to be a well-capitalized institution and will have additional flexibility to grow and diversify.  The proceeds invested in the Bank, in addition to funding new loans and being invested in equity securities, may also be used to finance the further expansion of our banking operations.

The following table summarizes the Bank’s capital ratios as of September 30, 2004 and compares them to current regulatory guidelines and December 31, and September 30, 2003 actual ratios.

	Tier I Leverage	Tier I Capital/ Risk-Weighted Assets	Total Capital/ Risk-Weighted Assets

Regulatory Minimum	3.00%-4.00%	4.00%	8.00%

Ratios as of:

September 30, 2004	8.72%	14.42%	14.78%
December 31, 2003	8.81%	15.12%	15.53%
September 30, 2003	8.70%	14.73%	15.14%

Regulatory Criteria for a “Well-Capitalized” Institution	5.00%	6.00%	10.00%

DERIVATIVE FINANCIAL INSTRUMENTS

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics.  On occasion, we have used interest rate caps and swap agreements to manage our exposure to fluctuations in interest rates on a portion of our fixed-rate loans and variable rate deposits.  We have used interest rate swap agreements to hedge interest rate risk resulting from our portfolio of interest-earning loans and interest-bearing deposit liabilities. We do not hold any derivative financial instruments for trading purposes.

At September 30, 2004, we are a party to three interest rate swap agreements, which we entered into in December 2001, June 2002 and December 2002, respectively, with notional amounts of $15.0 million each, and with terms expiring in December 2004, June 2005 and December 2005, respectively.  Previously, we also were a party to one interest rate cap agreement, with a notional amount of $15.0 million, which we entered into in June 2001 and which expired in June 2004.  The contra party on each of our cap and swap agreements is the FHLB of Pittsburgh. We entered into these cap and swap agreements as a part of our strategy to manage our interest rate risk and we intended them to serve as a direct hedge against a specified portion of our loans or deposits. Under the cap agreement, which was intended to hedge a portion of our fixed-rate single-family residential mortgage loan portfolio, we were entitled to receive the amount, if any, by which the ten-year CMT exceeded 7.53% on the notional amount. Given the low interest rates in recent periods, we did not receive any payments from the cap agreement. However, had we experienced a rising interest rate environment, the cap agreement would have provided additional income that would have ameliorated the adverse impact of our fixed-rate, long-term mortgage loans. The premium cost of the cap was $99,000, which was amortized over its three-year term. Two of our interest rate swap agreements at September 30, 2004 also were designed to serve as a hedge against our fixed-rate, single-family mortgage loan portfolio. Under the agreements with terms expiring in December 2004 and June 2005, we either pay or receive the amount by which the ten-year CMT falls below or exceeds 5.92% and 5.57%, respectively. Again, given the low interest rate environment in recent periods, these swap agreements have resulted in us making payments to the contra party. The intent of these two agreements was to effectively convert a portion of our fixed-rate loan portfolio to assets with a variable interest rate. Our third interest rate swap agreement was designed to hedge a portion of our variable rate money market deposit accounts against rising interest rates. Under this swap agreement, we either pay or receive the amount by which the three-month LIBOR falls below or exceeds 2.59%. Again, as a result of market rates in recent periods, we have made payments on this swap agreement to the contra-party. Our intent with this agreement was to effectively convert a portion of our deposits from a variable rate liability to a fixed-rate liability.

The fair value of the swap agreements was a negative $245,000 and a negative $569,000 at September 30, 2004, and December 31, 2003, respectively. During the nine months ended September 30, 2004 and 2003, the Bank paid $495,369 and $598,943, respectively, under the agreements. In addition, the unrealized gains on derivatives recognized in loss on derivative instruments, net in the Bank’s unaudited consolidated statements of income were $340,500 and $86,416 for the nine months ended September 30, 2004 and 2003, respectively.

The following tables summarize our derivative financial instruments at September 30, 2004.

Amount of Commitment Expiration - Per Period
	Total Amount Committed	To 1 Year	1-3 Years	4-5 Years	After 5 Years
(In Thousands)
Interest rate cap agreement (notional amount)	$—	$—	$—	$—	$—
Interest rate swap agreements (notional amount)	45,000	30,000	15,000	—	—
Interest-rate loan lock commitments	—	—	—	—	—

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash   requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer.  The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2004 and 2003, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated amounted to approximately $95.9 million and $91.5 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the  letter  of  credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers.  Most letters of credit expire within one year. At September 30, 2004 and 2003, the Bank had letters of credit outstanding of approximately  $8.3 million and $9.0 million, respectively.  At September 30, 2004, the uncollateralized portion of the letters of credit extended by the Bank was approximately $284,000.

The Bank is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Bank’s contingent liabilities, are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At September 30, 2004, the exposure, which represent a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at September 30, 2004.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Letters of credit	$8,303	$7,109	$1,194	$—	$—
Recourse obligations on loans sold	185	—	—	—	185
Commitments to originate loans	4,464	4,464	—	—	—
Unused portion of home equity lines of credit	20,966	—	—	—	20,966
Unused portion of commercial lines of credit	36,324	36,324	—	—	—
Undisbursed portion of construction loans in process	34,160	26,310	7,850	—	—
Total commitments	$104,402	$74,207	$9,044	$—	$21,151

The following tables summarize our contractual cash obligations at September 30, 2004.

		Payments Due By Period
	Total	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Certificates of deposit	$177,299	$69,969	$85,472	$10,080	$11,778
FHLB advances	185,588	22,735	11,628	70,852	80,373
Repurchase agreements	19,317	19,317	—	—	—
Total debt	204,905	42,052	11,628	70,852	80,373
Operating lease obligations	3,870	428	779	623	2,040
Total contractual obligations	$386,074	$112,449	$97,879	$81,555	$94,191

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

General.  We had net income of $1.1 million for the three months ended September 30, 2004, relatively consistent with net income of $1.0 million for the three months ended September 30, 2003.  Our net interest income improved by $322,000 or 8.4% to $4.2 million for the quarter ended September 30, 2004 from $3.8 million for the quarter ended September 30, 2003. Our results in the 2004 period reflect, in part, increases in the amount of interest-earning assets, which have offset, in whole or in part, the narrowing or compression of our net interest margins.  Our net interest margin decreased by one basis point to 2.67% for the three months ended September 30, 2004 compared to 2.68% for the three months ended September 30, 2003 while our net interest spread improved to 2.36% for the three months ended September 30, 2004 compared to 2.34% for the three months ended September 30, 2003. In addition, a decrease in our non-interest income for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003, offset a nominal decrease in non-interest expense. The decrease in non-interest income was due primarily to a net loss on derivative instruments in the 2004 period compared to a net gain on derivative instruments in the 2003 period, as well as a gain on the sale of property that was recognized in 2003 with no such transaction ocurring in 2004.

Interest Income.  Our total interest income was $7.8 million for the three months ended September 30, 2004 compared to $7.3 million for the three months ended September 30, 2003, a $439,000 or 6.0% increase.  The increase in interest income for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was due primarily to an increase in the amount of our interest-earning assets, particularly loans and mortgage-backed securities. Our average loan balance for the quarter ended September 30, 2004 increased $31.9 million or 8.9% from the previous year to $391.7 million. Our average balance of mortgage-backed securities for the quarter ended September 30, 2004 increased $35.4 million or 35.5% from the previous year to $135.0 million. This increase in interest-earning assets was somewhat offset by a decrease in the average yield on interest-earning assets to 4.98% for the three months ended September 30, 2004 compared to 5.11% for the comparable period in 2003.

Interest Expense.  Our total interest expense was $3.6 million for the three months ended September 30, 2004 compared to $3.5 million for the three months ended September 30, 2003, an increase of $118,000 or 3.4%. The lower average rates of interest we paid on both our deposits and our borrowings in the 2004 period were offset in whole or in part by an increase in the balances of our interest-bearing liabilities.  Our average rate paid on interest-bearing liabilities was 2.62% for the three months ended September 30, 2004 compared to 2.77% for the three months ended September 30, 2003. Interest expense on FHLB advances increased by $130,000 to $1.9 million for the three months ended September 30, 2004 as a result of a $22.3 million or 14.4% increase in the average balance of FHLB advances.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

		Three Months Ended September 30,
	Yield/Rate At September 30, 2004	2004			2003
		Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
		(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	3.14%	$83,542	$604	2.89%	$89,405	4,833	2.16%
Mortgage-backed securities	4.31	134,997	1,373	4.07	99,642	823	3.30
Loans receivable(2)	5.71	391,692	5,743	5.86	359,745	5,804	6.45
Other interest-earning assets	1.83	13,192	41	1.24	24,209	212	3.50
Total interest-earning assets	4.97%	623,423	7,761	4.98%	573,001	7,322	5.11%
Cash and non-interest bearing balances		17,805			16,093
Other non-interest-earning assets		10,523			12,206
Total assets		$651,751			$601,300
Interest-bearing liabilities:
Deposits:
Savings accounts	0.87%	$101,626	226	0.89%	$93,860	190	0.81%
Checking accounts	0.08	52,829	8	0.06	46,710	13	0.11
Money market accounts	1.09	21,613	61	1.13	16,894	41	0.97
Certificate accounts	3.14	175,760	1,371	3.12	169,663	1,417	3.34
Total deposits	1.87	351,828	1,666	1.89	327,127	1,661	2.03
FHLB advances	4.24	177,167	1,918	4.33	154,856	1,789	4.62
Other borrowings	0.94	19,740	17	0.34	20,499	33	0.64
Total interest-bearing liabilities	2.60%	548,735	$3,601	2.62%	502,482	$3,483	2.77%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts		39,459			37,628
Real estate tax escrow accounts		1,820			1,364
Other liabilities		6,900			7,429
Total liabilities		596,914			548,903
Retained earnings		54,837			52,397
Total liabilities and retained earnings		$651,751			$601,300
Net interest-earning assets		$74,688			$70,519
Net interest income; average Interest rate spread	2.37%		$4,160	2.36%		$3,839	2.34%
Net interest margin(3)				2.67%			2.68%

(1)                                  Investment securities for the 2004 period include 26 non-taxable municipal bonds with an aggregate average balance of $2.8 million and an average yield of 4.3%. Investment securities for the 2003 period include one non-taxable municipal bond in the amount of $180,000 and a yield of 3.9%.  The tax-exempt income from such securities has not been calculated on a tax equivalent basis.

(2)                                  Includes nonaccrual loans during the respective periods.  Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(3)                                  Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  We made no provision for loan losses in the quarter ended September 30, 2004 compared to $125,000 in the quarter ended September 30, 2003.  At September 30, 2004, we had only $6,000 of non-performing assets and our allowance for loan losses amounted to $1.4 million.  Our non-performing loans as a percentage of loans receivable amounted to 0.01% at September 30, 2004 compared to 0.17% at September 30, 2003. During the third quarter of 2004 we had net recoveries to our allowance for loan losses of $53,000 compared to net charge-offs of $38,000 during the third quarter of 2003.

Non-interest Income.  Our total non-interest income amounted to $509,000 for the three months ended September 30, 2004 compared to $874,000 for the three months ended September 30, 2003, a $365,000 or 41.8% decrease.  The decrease in non-interest income was due primarily to a net loss on derivative instruments of $106,000 for the three months ended September 30, 2004 compared to a net gain of $136,000 for the three months ended September 30, 2003. In addition, we recognized a gain on the sale of property of $91,000 that was recognized in 2003 with no such transaction occurring in 2004.

Non-interest Expense.  Our total non-interest expense decreased by $28,000, or 0.9%, to $3.0 million for the quarter ended September 30, 2004 compared to $3.1 million for the quarter ended September 30, 2003.  The primary reasons for the relatively nominal decrease in non-interest expense in the third quarter of 2004 compared to the third quarter of 2003 were decreases in net occupancy and depreciation costs of $24,000 and $15,000, respectively, as well as a decrease in other non-interest expenses of $32,000. The decreases in net occupancy costs was primarily the result of lower maintenance and repairs expenses, due to a decrease in the actual need for maintenance work on facilities and equipment. The decrease in depreciation expense is the result of assets, mainly furniture, fixtures and equipment, becoming fully depreciated. The decrease in other expense is due in large part to the timing of expenditures as the expense for the nine months ended September 30, 2004 had increased from the same period in 2003. These decreases were somewhat offset by increases in salaries and employee benefits expense and data processing expense of $34,000 and $18,000, respectively. The increase in salaries and employee benefits expense was the result of normal merit increases and an increase in staffing levels. Our data processing expense increased as a result of increased deposits and deposit activity as the expense is dependent in part on the number of deposit transactions that are processed.

Income Tax Expense.  Our income tax expense was $571,000 for the three months ended September 30, 2004 compared to $497,000 for the three months ended September 30, 2003.  The primary reason for the $73,000 increase in income tax expenses was the increase in pre-tax income.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

General.  For the nine months ended September 30, 2004, our net income was $3.1 million compared to $2.8 million for the first nine months of 2003, a 12.6% increase.  Our results in the 2004 period reflect an increase in the amount of interest-earning assets which have offset, in whole or in part, the narrowing or compression of our net interest margin. For the first nine months of 2004, our net interest margin and net interest spread were 2.65% and 2.32%, respectively, compared to 2.92% and 2.54%, respectively, for the nine months ended September 30, 2003.  During the first nine months of 2004, the continuing low interest rate environment continued to reduce the average yield earned on our interest-earning assets to a greater degree than the reduction in the average rate we paid on our interest-bearing liabilities.  In addition, an increase in our non-interest income of $445,000 for the first nine months of 2004 compared to the first nine months of 2003, is due primarily to a decrease in our net loss on derivatives of $358,000, offset a nominal 1.5% increase in non-interest expense.

Interest Income.  For the nine months ended September 30, 2004, total interest income was $22.4 million compared to $22.6 million for the nine months ended September 30, 2003, a decrease of $189,000 or 0.8%. The primary reason for the decrease in total interest income in the first nine months of 2004 was the continuing effects of the low market rates of interest.  The average yield on our interest-earning assets was 4.94% for the nine months ended September 30, 2004 compared to 5.44% for the comparable period in 2003. The lower yields were partially offset by increases in the average balances for investment securities, mortgage-backed securities and loans receivable, with the average balance of total interest-earning assets increasing 9.1% to $604.7 million for the nine months ended September 30, 2004 from $554.2 million for the nine months ended September 30, 2003.

Interest Expense.  Our total interest expense was $10.4 million for the nine months ended September 30, 2004 compared to $10.5 million for the nine months ended September 30, 2003, a $79,000 or 0.8% decline. The lower average rates of interest we paid on both our deposits and our borrowings in the 2004 period were offset in part by an increase in the balances of our interest-bearing liabilities. For the nine months ended September 30, 2004, our average rate paid on interest-bearing liabilities was 2.62% compared to 2.90% for the nine months ended September 30, 2003.  Our average balance of interest-bearing liabilities was $530.4 million for the nine months ended September 30, 2004 compared to $481.5 million for the nine months ended September 30, 2003, an increase of 10.2%.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

		Nine Months Ended September 30,
	Yield/Rate At September 30, 2004	2004			2003
		Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
		(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	3.14%	$81,312	$1,678	2.75%	$72,431	1,430	2.63%
Mortgage-backed securities	4.31	131,250	3,925	3.99	82,482	2,515	4.07
Loans receivable(2)	5.71	377,578	16,709	5.90	361,573	18,386	6.77
Other interest-earning assets	1.83	14,579	111	1.02	37,703	280	0.99
Total interest-earning assets	4.97%	604,719	22,423	4.94%	554,189	22,611	5.44%
Cash and non-interest bearing balances		15,767			12,630
Other non-interest-earning assets		10,271			11,476
Total assets		$630,757			$578,295
Interest-bearing liabilities:
Deposits:
Savings accounts	0.87%	$99,181	637	0.86%	$88,860	725	1.09%
Checking accounts	0.08	51,912	32	0.08	46,017	38	0.11
Money market accounts	1.09	19,698	131	0.89	17,029	144	1.13
Certificate accounts	3.14	172,497	3,980	3.08	169,753	4,382	3.32
Total deposits	1.87	343,288	4,780	1.86	321,659	5,289	2.13
FHLB advances	4.24	169,595	5,571	4.38	143,266	5,111	4.90
Other borrowings	0.94	17,481	55	0.42	16,548	84	0.68

Total interest-bearing liabilities	2.60%	530,364	$10,406	2.62%	481,473	$10,484	2.90%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts		37,501			36,555
Real estate tax escrow accounts		2,513			2,359
Other liabilities		5,900			6,046
Total liabilities		576,278			526,433
Retained earnings		54,479			51,862
Total liabilities and retained earnings		$630,757			$578,295
Net interest-earning assets		$74,355			$72,716
Net interest income; average interest rate spread	2.37%		$12,017	2.32%		$12,127	2.54%
Net interest margin(3)				2.65%			2.92%

(4)                                  Investment securities for the 2004 period include 26 non-taxable municipal bonds with an aggregate average balance of $1.1 million and an average yield of 4.3%. Investment securities for the 2003 period include one non-taxable municipal bond in the amount of $180,000 and a yield of 3.9%.  The tax-exempt income from such securities has not been calculated on a tax equivalent basis.

(5)                                  Includes nonaccrual loans during the respective periods.  Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(6)                                  Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  For the nine months ended September 30, 2004, our provision for loan losses was $45,000 compared to $375,000 for the nine months ended September 30, 2003. At September 30, 2004, we had only $6,000 of non-performing assets and our allowance for loan losses amounted to $1.4 million. Our non-performing loans as a percentage of loans receivable amounted to 0.01% at September 30, 2004 compared to 0.17% at September 30, 2003. For the nine months ended September 30, 2004, our net charge-offs amounted to $88,000. Net charge-offs amounted to $736,000 for the nine months ended September 30, 2003, of which $671,000 related to one borrower.

Non-interest Income.  For the nine months ended September 30, 2004, our non-interest income was $1.6 million compared to $1.2 million for the nine months ended September 30, 2003, a $444,000 or 38.3% increase.  For the first nine months of 2004, our net loss on derivative instruments was $155,000 compared to a net loss of $513,000 for the first nine months of 2003. Also contributing to the increase in non-interest income for the first nine months of 2004 compared to the first nine months of 2003 was increased service charge income, particularly fees earned on our overdraft protection program which we began offering in May 2003. Overdraft fees increased approximately $297,000 to $961,000 for the first nine months of 2004 compared to $663,000 for the first nine months of 2003.  These increases were somewhat offset as $190,000 of combined gains on sales of loans and property that were recognized for the nine months ending September 30, 2003 did not recur in 2004.

Non-interest Expense.  For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, non-interest expense increased by $129,000, or 1.5%.  The primary reasons for the relatively nominal increase in non-interest expense for the first nine months of 2004 compared to the first nine months of 2003 were a $69,000 increase in salary and compensation expense, the largest component of non-interest expense, an $82,000 increase in data processing expense, and a $142,000 increase in other non-interest expense. The increase in salary expense was due primarily to normal merit increases in salaries and an increase in staffing levels. Our data processing expense increased as a result of increased deposits and deposit activity, as the expense is dependent in part on the number of deposit transactions that are processed. The increase in other non-interest expense was primarily due to increases in professional services and consulting expenses of $65,000 and $70,000, respectively. Our professional services expense increased primarily as a result of increased audit fees. The increase in consulting expense was primarily due to fees paid in relation to our overdraft protection program, which we began offering in May 2003. These increases were somewhat offset by a combined decrease of $56,000 in net occupancy and depreciation costs and a decrease of $110,000 in ATM expense. The decreases in net occupancy and depreciation costs for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 were due to the same factors as the decreases for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. The decrease in ATM expense was due to a $75,000 credit and reduced fees obtained during a contract renewal in 2004.

Income Tax Expense.  Our income tax expense was $1.6 million for the nine months ended September 30, 2004 compared to $1.4 million for the nine months ended September 30, 2003.  The primary reason for the $184,000 increase in income tax expenses was the increase in pre-tax income.

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions.  These forward-looking statements include:

•                                          statements of goals, intentions and expectations;

•                                          statements regarding prospects and business strategy;

•                                          statements regarding asset quality and market risk; and

•                                          estimates of future costs, benefits and results.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following:  (1) general economic conditions,  (2) competitive pressure among financial services companies,  (3) changes in interest rates,  (4) deposit flows,  (5) loan demand, (6) changes in legislation or regulation,  (7) changes in accounting principles, policies and guidelines, (8) litigation liabilities,  including costs, expenses, settlements and judgments,  (9) the ability of Abington Bank to complete its mutual holding company reorganization as anticipated and  (10) other  economic, competitive,  governmental, regulatory and technological factors affecting Abington Bank’s operations, pricing, products and services.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  We have no obligation to update or revise any forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future.

ITEM 3.  – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Asset/Liability Management and Market Risk.  Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises primarily from the interest rate risk which is inherent in our lending and deposit taking activities.  To that end, management actively monitors and manages interest rate risk exposure.  In addition to market risk, our primary risk is credit risk on our loan portfolio.  We attempt to manage credit risk through our loan underwriting and oversight policies.

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread.  We monitor interest rate risk as such risk relates to our operating strategies.  We have established an Asset/Liability Committee, which is comprised of our President and Chief Executive Officer, three Senior Vice Presidents and two Vice Presidents of Lending, and which is responsible for reviewing our asset/liability policies and interest rate risk position.  The Asset/Liability Committee meets on a regular basis.  The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

•                                          we have increased our originations of shorter term loans and/or loans with adjustable rates of interest, particularly construction loans, commercial real estate and multi-family residential mortgage loans and home equity lines of credit;

•                                          we have attempted to match fund a portion of our securities portfolio with borrowings having similar expected lives;

•                                          we have reduced our reliance on certificates of deposit as a funding source and increased the amount of our transaction accounts;

•                                          we have attempted, where possible, to extend the maturities of our deposits and borrowings;

•                                          we have invested in securities with relatively short anticipated lives, generally three to five years, and increased our holding of liquid assets; and

•                                          on occasion, we have utilized certain off-balance sheet derivative products, consisting of interest rate cap and swap agreements, in our efforts to protect our net interest income from sudden shifts.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.  Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%.  This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank.  In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy.  Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy.  In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 1.39% at September 30, 2004, compared to a negative 1.78% at December 31, 2003. Part of the reason that we determined several years ago to increase our originations of commercial real estate and multi-family residential real estate loans, construction loans, home equity lines and commercial business loans, all of which generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, was, in part, to increase the amount of our interest rate sensitive assets in the one- to three-year time horizon.  By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2004, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2004, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 10% to 26%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 9% to 63%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 16%, 12.5% and 0%, respectively.

	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable(2)	$110,541	$27,246	$26,332	$89,521	$63,682	$78,646	$395,968
Mortgage-backed securities	13,804	10,539	18,177	43,323	21,300	25,246	132,389
Investment securities	13,978	543	198	31,377	18,500	23,175	87,771
Other interest-earning assets	13,718	—	—	—	—	—	13,718
Total interest-earning assets	152,041	38,328	44,707	164,221	103,482	127,067	629,846
Interest-bearing liabilities:
Savings accounts	$6,338	$6,338	$12,676	$39,609	$18,281	$18,168	$101,410
Checking accounts	—	—	—	—	—	51,130	51,130
Money market accounts	1,678	1,678	3,356	7,761	3,566	2,938	20,977
Certificate accounts	24,583	18,802	26,582	85,471	10,079	11,782	177,299
FHLB advances	111,623	2,385	8,866	28,476	19,514	14,724	185,588
Other borrowed money	19,317	—	—	—	—	—	19,317
Total interest-bearing liabilities	163,539	29,203	51,480	161,317	51,440	98,742	555,721

Interest-earning assets less interest-bearing liabilities	$(11,498)	$9,125	$(6,773)	$2,904	$52,042	$28,325	$74,125

Cumulative interest-rate sensitivity gap(3)	$(11,498)	$(2,373)	$(9,146)	$(6,242)	$45,800	$74,125

Cumulative interest-rate gap as a percentage of total assets at September 30, 2004	(1.75)%	(0.36)%	(1.39)%	(0.95)%	6.96%	11.27%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2004	92.97%	98.77%	96.25%	98.46%	110.02	113.34%

(1)                                  Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)                                  For purposes of the gap analysis, loans receivable includes non-performing loans net of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)                                  Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.  Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

ITEM 4.  – CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II                                                                                                                                                             OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

No.	Description
31.1	Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABINGTON COMMUNITY BANCORP, INC.

Date: December 3, 2004	By:	/s/ Robert W. White
Robert W. White
Chairman, President and
Chief Executive Officer

Date: December 3, 2004	By:	/s/ Jack J. Sandoski
Jack J. Sandoski
Senior Vice President and
Chief Financial Officer