Form 10-K
period 2004-12-31
Abington Community Bancorp, Inc.
filed 2005-03-31
CIK 1292898

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-K
(Mark One)
|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 2004.
                                       OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

                        COMMISSION FILE NUMBER 000-51077
                        --------------------------------

                        ABINGTON COMMUNITY BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


            PENNSYLVANIA                                 02-0724068
 -------------------------------------      ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


        180 OLD YORK ROAD, JENKINTOWN, PENNSYLVANIA             19046
--------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code: 215-886-8280

                         -------------------------------

   Securities registered pursuant to Section 12 (b) of the Exchange Act: None
     Securities registered pursuant to Section 12 (g) of the Exchange Act:

                          Common Stock, $0.01 Par Value
                          -----------------------------
                                (Title of Class)

                       -----------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

        The registrant had no shares of common equity outstanding on the last business day of the registrant's most recently completed second fiscal quarter. The registrant completed its initial public offering on December 16, 2004.

        The number of shares of the Issuer's common stock, par value $0.01 per share, outstanding as of March 28, 2005 was 15,870,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Certain documents incorporated by reference are listed in the Exhibit Index

================================================================================

ABINGTON COMMUNITY BANCORP, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------



                                                                            Page

PART I
   ITEM 1.      Business                                                      1
   ITEM 2.      Properties                                                   31
   ITEM 3.      Legal Proceedings                                            32
   ITEM 4.      Submission of Matters to a Vote of Security Holders          32

PART II
   ITEM 5.      Market for Registrant's Common Stock, Related Stockholder
                   Matters and Issuer Purchases of Equity Securities         32
   ITEM 6.      Selected Financial Data                                      34
   ITEM 7.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       36
   ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk   50
   ITEM 8.      Financial Statements and Supplementary Data                  54
   ITEM 9.      Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       83
   ITEM 9A.     Controls and Procedures                                      84
   ITEM 9B.     Other Information                                            84

PART III
   ITEM 10.     Directors and Executive Officers of the Registrant           84
   ITEM 11.     Executive Compensation                                       87
   ITEM 12.     Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters                89
   ITEM 13.     Certain Relationships and Related Transactions               91
   ITEM 14.     Principal Accountant Fees and Services                       91

PART IV
   ITEM 15.     Exhibits, Financial Statement Schedules                      92

SIGNATURES                                                                   94

                                     PART I

ITEM 1. BUSINESS

GENERAL

Abington Community Bancorp, Inc. (the "Company") is a Pennsylvania corporation which was organized to be a mid-tier holding company for Abington Savings Bank. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank which conducts business under the name "Abington Bank" (the "Bank" or "Abington Bank"). The Bank is a wholly owned subsidiary of the Company. The Company's results of operations are primarily dependent on the results of the Bank and the Bank's wholly owned subsidiaries, ASB Investment Co., Keswick Services II and its wholly owned subsidiaries, and Abington Corp. As of December 31, 2004, the Company, on a consolidated basis, had total assets of approximately $718.0 million, total deposits of approximately $405.3 million, and total stockholders' equity of approximately $123.1 million.

The Company was formed when the Bank reorganized from a mutual savings bank to a mutual holding company structure in December 2004. Abington Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Abington Mutual Holding Company owns 55% of the Company's outstanding common stock and must continue to own at least a majority of the outstanding voting stock of the Company.

Abington Bank is a community-oriented savings bank, which was originally organized in 1867 and is headquartered in Jenkintown, Pennsylvania, approximately eight miles north of center city Philadelphia. Our banking office network currently consists of our headquarters and main office, seven other full-service branch offices and four limited service branch offices. In addition, we maintain a loan processing office in Jenkintown, Pennsylvania. Ten of our banking offices are located in Montgomery County, Pennsylvania and two are in neighboring Bucks County, Pennsylvania. Moreover, the Bank is currently in various stages of plans to add three additional branch offices - one in Montgomery County and two in Bucks County. The Bucks County branch offices are expected to open in 2005 with the Montgomery County branch office following by mid-2006. Our limited service offices have limited hours of operation and/or are limited to serving customers who live or work in the community in which the limited service office is located. Three of our limited service offices are located in retirement or age restricted communities. We maintain ATMs at all of our banking offices and we also have two off-site ATMs, located at a local grocery store and a local college. We also provide on-line banking and telephone banking services.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations and funds borrowed from outside sources such as the Federal Home Loan Bank of Pittsburgh. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction loans, non-residential or commercial real estate mortgage loans, home equity loans, commercial business loans and consumer loans. We are an active originator of residential home mortgage loans and home construction loans in our market area. In addition to offering loans and deposits, we also offer securities and annuities to our customers through an affiliation with a third-party broker-dealer.

The Company's website address is WWW.ABINGTONBANK.COM. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the Securities and Exchange Commission ("SEC") are available free of charge on the Company's website under the Investor Relations menu. Such documents are available on the Company's website as soon as reasonably practicable after they have been filed electronically with the SEC.

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements, which can be identified by the use of words such as "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions. These forward-looking statements include:


        o       statements of goals, intentions and expectations;

        o       statements regarding prospects and business strategy;

        o       statements regarding asset quality and market risk; and

        o       estimates of future costs, benefits and results.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following: (1) general economic conditions, (2) competitive pressure among financial services companies, (3) changes in interest rates, (4) deposit flows, (5) loan demand,
(6) changes in legislation or regulation, (7) changes in accounting principles, policies and guidelines, (8) litigation liabilities, including costs, expenses, settlements and judgments and (9) other economic, competitive, governmental, regulatory and technological factors affecting Abington Bank's operations, pricing, products and services.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We have no obligation to update or revise any forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future.

MARKET AREA AND COMPETITION

Our market area is located in Montgomery County and Bucks County, Pennsylvania, which are suburbs of Philadelphia. In addition, particularly with respect to commercial and construction lending, we also make loans in Philadelphia, Chester and Delaware Counties, Pennsylvania and contiguous counties in New Jersey and Delaware. This area is referred to as the Delaware Valley region.

We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies. Within our market area, more than 50 other banks, savings institutions and credit unions are operating. Many of the financial service providers operating in our market area are significantly larger and have greater financial resources than us. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

LENDING ACTIVITIES

GENERAL. At December 31, 2004, our net loan portfolio totaled $412.7 million or 57.5% of total assets. Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as "single-family," residential real estate loans located in our market area. In addition, while we have been making construction loans to homebuilders and others for more than 30 years, we have increased our construction lending activities in recent years. We also have increased our emphasis on originating commercial real estate and multi-family (over four units) residential mortgage loans. We also originate home equity lines of credit, commercial business loans and consumer loans.

The types of loans that we may originate are subject to federal and state law and regulations. Interest rates charged by us on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

LOAN PORTFOLIO COMPOSITION. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

                                                                 December 31,
                                   ------------------------------------------------------------------------
                                            2004                     2003                     2002
                                   ----------------------   ----------------------   ----------------------
                                     Amount        %          Amount        %          Amount        %
                                   ----------  ----------   ----------  ----------   ----------  ----------
                                                            (Dollars in Thousands)
Real estate loans:
  One- to four-family residential    $243,705      54.69%     $223,963      55.95%     $247,159      61.70%
  Commercial real estate and
    multi-family residential           74,642      16.75        64,029      16.00        61,247      15.29
  Construction                         83,253      18.68        66,875      16.71        50,401      12.58
  Home equity lines of credit          32,049       7.19        31,185       7.79        25,571       6.38
                                   ----------  ----------   ----------  ----------   ----------  ----------
    Total real estate loans           433,649      97.31       386,052      96.45       384,378      95.95
                                   ----------  ----------   ----------  ----------   ----------  ----------
Commercial business loans               8,540       1.92        10,403       2.60        11,353       2.83
Consumer non-real estate loans          3,433       0.77         3,792       0.95         4,877       1.22
                                   ----------  ----------   ----------  ----------   ----------  ----------
    Total non-real estate loans        11,973       2.69        14,195       3.55        16,230       4.05
                                   ----------  ----------   ----------  ----------   ----------  ----------
    Total loans                       445,622     100.00%      400,247     100.00%      400,608     100.00%
                                   ==========  ==========   ==========  ==========   ==========  ==========
Less:
  Undisbursed portion of
    construction loans in process      30,131                   32,699                   25,880
  Deferred loan fees                    1,423                    1,472                    1,891
  Allowance for loan losses             1,413                    1,456                    1,813
                                   ----------               ----------               ----------
    Net loans                        $412,655                 $364,620                 $371,024
                                   ==========               ==========               ==========


                                                    December 31,
                                   -----------------------------------------------
                                            2001                     2000
                                   ----------------------   ----------------------
                                     Amount        %          Amount        %
                                   ----------  ----------   ----------  ----------
                                                (Dollars in Thousands)
Real estate loans:
  One- to four-family residential    $267,044      74.41%     $250,252      76.49%
  Commercial real estate and
    multi-family residential           46,998      13.10        33,874      10.35
  Construction                         14,715       4.10        17,588       5.38
  Home equity lines of credit          19,021       5.30        16,101       4.92
                                   ----------  ----------   ----------  ----------
    Total real estate loans           347,778      96.91       317,815      97.14
                                   ----------  ----------   ----------  ----------
Commercial business loans               8,092       2.25         6,588       2.01
Consumer non-real estate loans          3,013       0.84         2,773       0.85
                                   ----------  ----------   ----------  ----------
    Total non-real estate loans        11,105       3.09         9,361       2.86
                                   ----------  ----------   ----------  ----------
    Total loans                       358,883     100.00%      327,176     100.00%
                                   ==========  ==========   ==========  ==========
Less:
  Undisbursed portion of
    construction loans in process       6,510                    9,985
  Deferred loan fees                    1,871                    1,805
  Allowance for loan losses             1,590                    1,344
                                   ----------               ----------
    Net loans                        $348,912                 $314,042
                                   ==========               ==========

CONTRACTUAL TERMS TO FINAL MATURITIES. The following table shows the scheduled contractual maturities of our loans as of December 31, 2004, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

                                                        Commercial
                                                        Real Estate
                                            One- to         and                     Commercial   Home Equity
                                          Four-Family   Multi-Family                 Business      Lines of
                                          Residential    Residential  Construction     Loans        Credit     Consumer     Total
                                         -------------  ------------- ------------  ----------- ------------- ---------- -----------
                                                                                  (In Thousands)
Amounts due after December 31, 2004 in:
  One year or less                          $    127       $16,115       $42,010      $7,128       $31,929      $  207    $ 97,516
  After one year through two years               658         4,033        33,646         185           120         603      39,245
  After two years through three years          3,104         2,540         7,597         472            --       1,005      14,718
  After three years through five years        10,650         5,181            --         580            --       1,029      17,440
  After five years through ten years          24,883         4,329            --          --            --         589      29,801
  After ten years through fifteen years       72,963         9,261            --         175            --          --      82,399
  After fifteen years                        131,320        33,183            --          --            --          --     164,503
                                            --------       -------       -------      ------       -------      ------    --------
    Total                                   $243,705       $74,642       $83,253      $8,540       $32,049      $3,433    $445,622
                                            ========       =======       =======      ======       =======      ======    ========

The following table shows the amount of our loans at December 31, 2004, which are due after December 31, 2005, and indicates whether they have fixed-rates of interest or rates which are floating or adjustable.

                                                    Floating or           Total at
                                   Fixed-Rate      Adjustable-Rate    December 31, 2004
                                 --------------   -----------------   -----------------
                                                   (In Thousands)
One- to four-family residential      $206,442          $37,136            $243,578
Commercial real estate and
  multi-family residential             35,136           23,391              58,527
Construction                              336           40,907              41,243
Commercial business                       110            1,302               1,412
Home equity lines of credit                --              120                 120
Consumer non-real estate                2,248              978               3,226
                                     --------         --------            --------
  Total                              $244,272         $103,834            $348,106
                                     ========         ========            ========

LOAN ORIGINATIONS. Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. In addition, our commercial and construction loan officers actively solicit new loans throughout our market area. Single-family residential mortgage loan applications and consumer loan applications are taken at any of Abington Bank's banking offices. Applications for other loans typically are taken personally by our commercial or construction lending officers, although they may be received by a branch office initially and then referred to a construction or commercial lender. All loan applications are processed and underwritten centrally at our loan processing office and main office in Jenkintown, Pennsylvania.

Our single-family residential mortgage loans are written on standardized documents used by the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and Federal National Mortgage Association ("FNMA" or "Fannie Mae"). We also utilize automated loan processing and underwriting software systems developed by Freddie Mac for our new single-family residential mortgage loans. Property valuations of loans secured by real estate are undertaken by our in-house appraiser or by an independent third-party appraiser approved by our board of directors.

Specified loan officers of Abington Bank have limited authority to approve automobile loans and other consumer loans up to $15,000. Home equity loans and lines of credit may be approved jointly by two authorized Vice Presidents. Our loan policy generally requires that all other loans up to $1.0 million must be approved by either the Consumer Loan Committee (which is comprised of the Bank's President, Senior Vice President - Lending and five other officers) or Commercial Loan Committee (comprised of the Bank's President, Senior Vice President - Lending and five other officers). All of such loans are reported to our board of directors on a monthly basis. Loans exceeding $1.0 million must be approved by the full board of directors.

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate and multi-family residential mortgage loans and construction loans, from other financial institutions in our market area. Such participations are reviewed for compliance with our underwriting criteria before they are purchased. Generally, we have purchased such loans without any recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan's performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower.

During the years ended December 31, 2003 and 2002, we sold $2.6 million and $7.3 million, respectively, of newly originated single-family residential mortgage loans with servicing retained. Such loans were sold in order to recognize certain embedded gains. There were no sales during 2004, and we have discontinued such loans sales, but, depending on market conditions, may again consider such sales in the future. In addition, we have sold participation interests in loans originated by us to other institutions. When we have sold participation interests or whole loans, it generally has been done on the basis of very limited recourse. As of December 31, 2004, our total exposure to recourse arrangements with respect to our sales of whole loans and participation interests in loans was $185,000. We generally have sold participation interests in loans only when a loan would exceed our loans-to-one borrower limits. Our loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus or $12.9 million at December 31, 2004.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

                                              Year Ended December 31,
                                       ------------------------------------
                                          2004         2003         2002
                                       ----------   ----------   ----------
                                                  (In Thousands)
Loan originations:
  One- to four-family residential      $  64,593    $  92,143    $  58,771
  Commercial real estate and
     multi-family residential             23,996       14,301       17,437
  Construction                            51,159       47,737       49,623
  Home equity lines of credit             13,196       14,843       11,189
  Commercial business                     11,607        5,700        5,782
  Consumer non-real estate                 1,389        1,081        4,212
                                       ----------   ----------   ----------
Total loan originations                  165,940      175,805      146,954
                                       ----------   ----------   ----------
Loans purchased:
  Whole loans                                 --           --           --
  Participation interests                 15,300        4,940       17,540
                                       ----------   ----------   ----------
     Total loans purchased                15,300        4,940       17,540
                                       ----------   ----------   ----------
Loans sold:
  Whole loans                                 --       (2,280)      (7,332)
  Participation interests                     --       (5,361)          --
                                       ----------   ----------   ----------
    Total loans sold                          --       (7,641)      (7,332)
                                       ----------   ----------   ----------
  Loan principal repayments             (135,866)    (181,746)    (134,618)
                                       ----------   ----------   ----------
Total loans sold and principal
  repayments                            (135,866)    (189,387)    (141,950)
Increase or (decrease) due to other
items, net (1)                             2,661        2,238         (432)
                                       ----------   ----------   ----------
Net increase (decrease) in loan
  portfolio                            $  48,035    $  (6,404)   $  22,112
                                       ==========   ==========   ==========

---------------------------
(1) Other items consist of loans in process, deferred fees and the allowance for loan losses.

ONE-TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area. At December 31, 2004, $243.7 million of our total loan portfolio consisted of single-family residential mortgage loans. Due primarily to increased mortgage loan prepayments due to refinance activity as a result of the low interest rate environment, as well as our increased emphasis on commercial real estate, construction and commercial business loans, the percentage of single-family residential mortgage loans in our portfolio has decreased from 76.5% at December 31, 2000 to 54.7% at December 31, 2004.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming with guidelines issued by Freddie Mac and Fannie Mae. We utilize proprietary software developed by Freddie Mac in processing and underwriting our single-family residential mortgage loans. Applications for one-to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to the Residential Lending Department at our main office and our Loan Processing Center in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and complete the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the bank can extend a loan commitment to the customer. We generally have retained for our portfolio a substantial portion of the single-family residential mortgage loans that we originate. We service all loans that we have originated through our in-house loan servicing department. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years. We also have offered adjustable rate mortgage ("ARM") loans, however, due to local market conditions, we had not offered single-family ARM loans for more than 10 years through the end of 2004. At December 31, 2004, only $177,000, or 0.1%, of our one- to four-family residential loan portfolio consisted of ARM loans. Based on a review of current market conditions, the Bank once again began offering ARM loans in 2005.

We underwrite one- to four-family residential mortgage loans with loan-to-value ratios of up to 95%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. Our in-house appraiser or another licensed appraiser appraises all properties securing one- to four-family first mortgage loans. Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property. Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in our portfolio, and we generally exercise our rights under these clauses.

Our single-family residential mortgage loans also include home equity loans, which amounted to $19.7 million at December 31, 2004. We offer fixed-rate home equity loans in amounts up to $200,000. Our home equity loans are fully amortizing and have terms to maturity of up to 15 years. While home equity loans also are secured by the borrower's residence, we generally obtain a second mortgage position on these loans. Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 90% or less, although the preponderance of our home equity loans have combined loan-to-value ratios of 80% or less. Our single-family residential mortgage loans also include some loans to local businessmen for a commercial purpose, but which are secured by liens on the borrower's residence.

COMMERCIAL REAL ESTATE AND MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. At December 31, 2004, our commercial real estate and multi-family residential loans amounted to $74.6 million or 16.8% of our total loan portfolio. Our commercial real estate and multi-family residential loans have increased, both in terms of the aggregate amount outstanding and as a percentage of the loan portfolio, since December 31, 2000.

Our commercial real estate and residential multi-family real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, residential properties with five or more units and other properties used for commercial and multi-family purposes located in our market area. Our commercial and multi-family real estate loans tend to be originated in an amount less than $3.0 million but will occasionally exceed that amount. We currently employ four commercial lenders who actively solicit commercial real estate and multi-family residential mortgage loans in our market area.

Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 30 years with monthly amortization over the life of the loan and loan-to-value ratios of not more than 80%. Interest rates are either fixed or adjustable, based upon designated market indices such as the 5-year Treasury CMT plus a margin, and fees of up to 2.0% are charged to the borrower at the origination of the loan. Generally, we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

Commercial real estate and multi-family real estate lending involves different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower's business. These risks can be affected by supply and demand conditions in the project's market area of rental housing units, office and retail space, warehouses, and other commercial space. We attempt to minimize these risks by limiting loans to proven businesses, only considering properties with existing operating performance which can be analyzed, using conservative debt coverage ratios in our underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property. At December 31, 2004, 2003 and 2002, none of our commercial real estate and multi-family residential mortgage loans were either delinquent for more than 30 days or considered non-performing. We charged-off $99,000, $671,000 and $298,000 in commercial real estate and multi-family residential real estate loans in the years ended December 31, 2004, 2003 and 2002, respectively, which constitute the only charge-offs of such loans over the past five years.

Various aspects of a commercial and multi-family loan transactions are evaluated in an effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, we impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 110% in the case of multi-family residential real estate loans and 120% in the case of commercial real estate loans. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers or, in some cases, Abington Bank's staff appraiser are obtained on each loan to substantiate the property's market value, and are reviewed by us prior to the closing of the loan.

CONSTRUCTION LENDING. As part of our efforts to transition from a traditional thrift to a community bank, we have been an active originator of construction loans since the mid 1990s. We increased our construction loan efforts in 2002 when we hired a second construction loan officer. We targeted construction loans as a growth area for the Bank because they have shorter terms to maturity and they generally have floating or adjustable interest rates. We have focused our construction lending on making loans to homebuilders in the Delaware Valley area to acquire, develop and build single-family residences. Our construction loans include, to a lesser extent, loans for the construction of commercial and industrial use properties such as office buildings, retail shops and warehouses. At December 31, 2004, our construction loans amounted to $83.3 million, or 18.7% of our total loan portfolio. This amount includes $30.1 million of undisbursed loans in process. Our construction loan portfolio has grown appreciably over the past 4 years. At December 31, 2000, our construction loans amounted to $17.6 million, or 5.4% of our total loan portfolio.

A substantial amount of our construction loans are construction and development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in the Delaware Valley with whom we have an established relationship. Residential construction and development loans are typically offered with terms of up to 36 months. One or two six-month extensions may be provided for at our option. The maximum loan-to-value limit applicable to these loans is 80% of the appraised post construction value. We often establish interest reserves and obtain personal and/or corporate guarantees as additional security on our construction loans. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved appraisers or loan inspectors warrants. Our construction loans are negotiated on an individual basis but typically have floating rates of interest based upon THE WALL STREET JOURNAL prime rate or, in some cases, LIBOR. Additional fees may be charged as funds are disbursed. In addition to interest payments during the term of the construction loan, we typically require that payments to principal be made as units are completed and released. Generally such principal payments must be equal to 110% of the amount attributable to acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home. We permit a pre-determined number of model homes to be constructed on an unsold or "speculative" basis. All other units must be pre-sold before we will disburse funds for construction. Our construction loans also include loans to acquire and hold unimproved land, loans to acquire land and develop the basic infrastructure, such as roads and sewers, and construction loans for commercial uses. The majority of our construction loans are secured by properties located in Bucks and Montgomery Counties, Pennsylvania. However, we also make construction loans in Philadelphia, Chester and Delaware Counties, Pennsylvania as well as the New Jersey suburbs of Philadelphia.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. We have attempted to minimize these risks by generally concentrating on residential construction loans in our market area to contractors with whom we have established relationships. At December 31, 2004, 2003 and 2002, we had no construction loans that were considered non-performing, however, in January 2005 a construction loan for $2.9 million was placed on non-accrual status due to delinquency. This one construction loan was 60 days delinquent at December 31, 2004 and was our only delinquent construction loan at such date. We had no construction loans more than 30 days delinquent at December 31, 2003 or 2002. We have not charged-off any construction loans in more than five years.

HOME EQUITY LINES. At December 31, 2004, our home equity lines of credit amounted to $32.0 million or 7.2% of our net loan portfolio. The unused portion of home equity lines was $20.3 million at such date. We offer home equity lines in amounts up to $200,000 on a revolving line of credit basis with interest tied to the prime rate. Generally, we have a second mortgage on the borrower's residence as collateral on its home equity lines. Generally, our home equity lines have loan-to-value ratios (combined with any loan secured by a first mortgage) of 80% or less. Our customers may apply for home equity lines as well as home equity loans at any banking office or on-line through our website.

COMMERCIAL BUSINESS LOANS. Our commercial business loans amounted to $8.5 million or 1.9% of the total loan portfolio at December 31, 2004. The unused portion of our commercial lines of credit at December 31, 2004, was $38.2 million.

Our commercial business loans typically are to small to mid-sized businesses in our market area and may be for working capital, inventory financing or accounts receivable financing. Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may go up to 10 years. Our commercial business loans generally are secured by equipment, machinery or other corporate assets. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial business loans.

Our four commercial lenders actively solicit commercial business loans in our market area. Given the on-going consolidation of financial institutions, we are seeking to increase our commercial business loan portfolio. In particular, we are targeting loans of $250,000 to $500,000 that generally are considered too small by the regional and super-regional banks operating in our market. Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans.

CONSUMER LENDING ACTIVITIES. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans such as loans secured by deposit accounts, automobile loans and unsecured personal loans. These loans are originated primarily through existing and walk-in customers and direct advertising. At December 31, 2004, $3.4 million, or 0.8% of the total loan portfolio consisted of these types of loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans, however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the years ended December 31, 2004, 2003 and 2002 we charged-off $32,000, $89,000 and $0 of consumer loans, respectively.

LOAN APPROVAL PROCEDURES AND AUTHORITY. Our Board of Directors establishes the bank's lending policies and procedures. Our Lending Policy Manual is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our Board of Directors.

Various officers or combinations of officers of Abington Bank have the authority within specifically identified limits to approve new loans. The largest individual lending authority is $1.0 million. Amounts in excess of the individual lending limits must be approved by the Commercial Lending Committee or the Consumer Lending Committee. Loans in excess of $1.0 million must be approved by the Board of Directors of Abington Bank.

ASSET QUALITY

GENERAL. One of our key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new originations which we believe are sound, we are proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans. In addition, in recent years, we have retained independent, third parties to undertake reviews of the credit quality of our loan portfolio.

When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made 15 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. All loans delinquent 60 days or more are reported to the Board of Directors of Abington Bank.

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases ("non-accrual" loans). On single-family residential mortgage loans 120 days or more past due and all other loans 90 days or more past due, as to principal and interest payments, our policy, with certain limited exceptions, is to discontinue accruing additional interest and reverse any interest currently accrued. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower's financial condition and payment record demonstrate an ability to service the debt.

Real estate which is acquired as a result of foreclosure is classified as real estate owned until sold. Real estate owned is recorded at the lower of cost or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are charged to operations, as incurred.

We account for our impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and commercial business loans are individually evaluated for impairment. As of December 31, 2004 and 2003, we had $0 and $99,000, respectively, of loans deemed to be impaired. We charged-off $671,000 of impaired loans in 2003 (all of which were to the same borrower) and the remaining $99,000 was charged-off in the second quarter of 2004.

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of our credit monitoring system. We currently classify problem and potential problem assets as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention."

When an insured institution classifies one or more assets, or portions thereof, as "substandard" or "doubtful," it is required that a general valuation allowance for loan losses be established for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal and state bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. In July 2001, the SEC issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." The guidance contained in the SAB focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses. Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies, represented by the Federal Financial Institutions Examination Council ("FFIEC"), issued an interagency policy statement entitled "Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions" (Policy Statement). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease losses methodologies and supporting documentation. Our allowance for loan losses includes a portion which is allocated by type of loan, based primarily upon our periodic reviews of the risk elements within the various categories of loans, as well as an unallocated portion. The unallocated portion of the allowance is established upon consideration of various qualitative and quantitative factors with respect to the overall loan portfolio. Our management believes that, based on information currently available, its allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

DELINQUENT LOANS. The following table shows the delinquencies in our loan portfolio as of the dates indicated.


                                         December 31, 2004                              December 31, 2003
                           --------------------------------------------  --------------------------------------------
                                    30-89            90 or More Days              30-89            90 or More Days
                                Days Overdue             Overdue              Days Overdue             Overdue
                           ---------------------  ---------------------  ---------------------  ---------------------
                             Number    Principal    Number    Principal    Number    Principal    Number    Principal
                            of Loans    Balance    of Loans    Balance    of Loans    Balance    of Loans    Balance
                           ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
                                                             (Dollars in Thousands)
One- to four-family
  residential                      6       $460           3       $227          19     $1,055           3       $321
Commercial real estate
  and  multi-family
  residential                     --         --          --         --          --         --          --         --
Construction                       1      2,900          --         --          --         --          --         --
Commercial business               --         --          --         --          --         --          --         --
Home equity lines of
  credit                           2        314          --         --           4        219           3        109
Consumer non- real estate         --         --          --         --           7         14           2         32
                           ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
Total delinquent loans             9     $3,674           3       $227          30     $1,288           8       $462
                           ==========  =========  ==========  =========  ==========  =========  ==========  =========
Delinquent loans to
  total net loans                         0.89%                  0.06%                  0.35%                  0.13%
                                       =========              =========              =========              =========
Delinquent loans to
  total loans                             0.82%                  0.05%                  0.32%                  0.12%
                                       =========              =========              =========              =========



                                          December 31, 2002
                           --------------------------------------------
                                   30-89              90 or More Days
                                Days Overdue              Overdue
                           ---------------------  ---------------------
                             Number    Principal    Number    Principal
                            of Loans    Balance    of Loans    Balance
                           ----------  ---------  ----------  ---------
                                       (Dollars in Thousands)
One- to four-family
  residential                     35     $1,467          15     $  424
Commercial real estate
  and  multi-family
  residential                     --         --           1        671
Construction                      --         --          --         --
Commercial business               --         --          --         --
Home equity lines of
  credit                          --         --           1         99
Consumer non- real estate         11        321          10         56
                           ----------  ---------  ----------  ---------
Total delinquent loans            46     $1,788          26     $1,250
                           ==========  =========  ==========  =========
Delinquent loans to
  total net loans                         0.48%                  0.34%
                                       =========              =========
Delinquent loans to
  total loans                             0.45%                  0.31%
                                       =========              =========

NON-PERFORMING LOANS AND REAL ESTATE OWNED. The following table sets forth information regarding our non-performing loans and real estate owned. Our general policy is to cease accruing interest on single-family residential mortgages which are 120 days or more past due and all other loans which are 90 days or more past due and to charge-off all accrued interest.

For the years ended December 31, 2004, 2003 and 2002, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $5,000, $16,000 and $45,000, respectively.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have troubled debt restructurings at any of the dates indicated.

                                                                 December 31,
                                       -----------------------------------------------------------------
                                           2004         2003         2002         2001         2000
                                       ------------ ------------ ------------ ------------ -------------
                                                            (Dollars in Thousands)
Non-accruing loans:
  One- to four-family residential             $ --         $ 99         $ --         $ 82          $131
  Commercial real estate and
    multi-family residential                    --           --          671          969            --
  Construction                                  --           --           --           --            --
  Commercial business                           --           --           --           --            --
  Home equity lines of credit                   --           --           99           99            --
  Consumer non-real estate                      --           16           --           --            --
                                       ------------ ------------ ------------ ------------ -------------
    Total non-accruing loans                    --          115          770        1,150           131
                                       ------------ ------------ ------------ ------------ -------------
Accruing loans 90 days or more past due:
  One- to four-family residential              227          222          424          233           637
  Multi-family residential and
    commercial real estate                      --           --           --           --            --
  Construction                                  --           --           --           --            --
  Commercial business                           --           --           --           --            --
  Home equity lines of credit                   --          109           --           24            --
  Consumer non-real estate                      --           16           56           19            --
                                       ------------ ------------ ------------ ------------ -------------
    Total accruing loans 90 days or
      more past due                            227          347          480          276           637
                                       ------------ ------------ ------------ ------------ -------------
        Total non-performing
          loans(1)                             227          462        1,250        1,426           768
                                       ------------ ------------ ------------ ------------ -------------
Real estate owned, net                          --           --           --           --            --
        Total non-performing assets           $227         $462       $1,250       $1,426          $768
                                       ============ ============ ============ ============ ============
Total non-performing loans as a
  percentage of loans                        0.06%        0.13%        0.34%        0.41%         0.24%
                                       ============ ============ ============ ============ ============
Total non-performing loans as a
  percentage of total assets                 0.03%        0.08%        0.23%        0.30%         0.18%
                                       ============ ============ ============ ============ ============
Total non-performing assets as a
  percentage of total assets                 0.03%        0.08%        0.23%        0.30%         0.18%
                                       ============ ============ ============ ============ ============

------------------
(1) Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

Property acquired by Abington Bank through foreclosure is initially recorded at the lower of cost, which is the lesser of the carrying value of the loan or fair value at the date of acquisition, or the fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is a further deterioration in value, we charge earnings for the diminution in value. Our policy is to obtain an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure and to require appraisals on a periodic basis on foreclosed properties and conduct inspections on foreclosed properties.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower's ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. In addition, in establishing the allowance for loan losses, we have implemented a nine point internal rating system for all loans originated by the Commercial Lending Department. At the time of origination, each loan, other than single-family residential mortgage loans, home equity lines and consumer loans, is assigned a rating based on the assumed risk elements of the loan. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require it to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 2004, our allowance for loan losses was 0.34% of total loans receivable.

During the year ended December 31, 2004, we charged-off $99,000 of one- to four-family residential mortgage loans. Such loans were all to one borrower and previously had been deemed impaired. During the year ended December 31, 2003, we charged-off $671,000 of commercial real estate and multi-family residential mortgage loans to this borrower. As of December 31, 2004, all loans to this borrower had been charged-off. See "Asset Quality-General." In the five-year period ended December 31, 2004, our loan charge-offs have been relatively minimal and three borrowers and their affiliates were responsible for 91.3% of such charge-offs.

We will continue to monitor and modify our allowances for loan losses as conditions dictate. No assurances can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

        The following table shows changes in our allowance for loan losses during the periods presented.

                                                         At or For the Year Ended December 31,
                                             ----------------------------------------------------------
                                                2004        2003        2002        2001        2000
                                             ----------  ----------  ----------  ----------  ----------
                                                               (Dollars in Thousands)
Total loans outstanding at end of period      $445,622    $400,247    $401,453    $358,883    $327,176
Average loans outstanding                      384,990     361,548     366,246     341,112     295,404
Allowance for loan losses, beginning of
  period                                         1,456       1,813       1,590       1,344       1,346
Provision for loan losses                           45         375         500         628          --
                                             ----------  ----------  ----------  ----------  ----------
Charge-offs:
  One- to four-family residential                   16          --          --          --          --
  Commercial real estate and
    multi-family residential                        --         671         298          --          --
  Construction                                      --          --          --          --          --
  Commercial business                               --          --          --         413          --
  Home equity lines of credit                       99          --          --          --          --
  Consumer non-real estate                          32          89          --           2           2
                                             ----------  ----------  ----------  ----------  ----------
    Total charge-offs                              147         760         298         415           2
                                             ----------  ----------  ----------  ----------  ----------
Recoveries on loans previously charged off          59          28          21          33          --
                                             ----------  ----------  ----------  ----------  ----------
Allowance for loan losses, end of period      $  1,413    $  1,456    $  1,813    $  1,590    $  1,344
                                             ==========  ==========  ==========  ==========  ==========
Allowance for loan losses as a percent
  of non-performing loans                      622.47%     315.15%     145.04%     111.50%     175.00%
                                             ==========  ==========  ==========  ==========  ==========
Ratio of net charge-offs during the
  period to average loans outstanding
  during the period                              0.02%       0.21%       0.08%       0.12%       0.00%
                                             ==========  ==========  ==========  ==========  ==========

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

                                                               December 31,
                                  ----------------------------------------------------------------------
                                           2004                    2003                    2002
                                  ----------------------  ----------------------  ----------------------
                                                 Loan                    Loan                    Loan
                                               Category                Category                Category
                                    Amount      as a %      Amount      as a %      Amount      as a %
                                      of       of Total       of       of Total       of       of Total
                                   Allowance     Loans     Allowance     Loans     Allowance     Loans
                                  -----------  ---------  -----------  ---------  -----------  ---------
                                                          (Dollars in Thousands)
One- to four-family residential       $  657      54.69%      $  625      55.95%      $  694      61.70%
Commercial real estate and
  multi-family residential               458       16.75         224      16.00          636      15.29
Construction                             106       18.68          68      16.71           49      12.58
Home equity lines of credit               70        7.19          51       7.79           55       6.38
Commercial business                       85        1.92         104       2.60          114       2.83
Consumer non-real estate                  34        0.77          38       0.95           49       1.22
Unallocated                                3          --         346         --          216         --
                                  -----------  ---------  -----------  ---------  -----------  ---------
  Total                               $1,413     100.00%      $1,456     100.00%      $1,813     100.00%
                                  ===========  =========  ===========  =========  ===========  =========


                                                  December 31,
                                  ----------------------------------------------
                                           2001                    2000
                                  ----------------------  ----------------------
                                                 Loan                    Loan
                                               Category                Category
                                    Amount      as a %      Amount      as a %
                                      of       of Total       of       of Total
                                   Allowance     Loans     Allowance     Loans
                                  -----------  ---------  -----------  ---------
                                               (Dollars in Thousands)

One- to four-family residential       $  856      74.41%      $  889      76.49%
Commercial real estate and
  multi-family residential               505      13.10           93      10.35
Construction                              16       4.10           19       5.38
Home equity lines of credit               52       5.30           35       4.92
Commercial business                       81       2.25           66       2.01
Consumer non-real estate                  30       0.84           28       0.85
Unallocated                               50         --          214         --
                                  -----------  ---------  -----------  ---------
  Total                               $1,590     100.00%      $1,344     100.00%
                                  ===========  =========  ===========  =========

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

INVESTMENT ACTIVITIES

GENERAL. We invest in securities pursuant to our Investment Policy, which has been approved by our board of directors. The Investment Policy designates our President and three Senior Vice Presidents as the Investment Committee. The Investment Committee is authorized by the board to make the bank's investments consistent with the Investment Policy. The board of directors of Abington Bank reviews all investment activity on a monthly basis.

Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity. We also use a leveraged investment strategy for the purpose of enhancing returns. Pursuant to this strategy, we have utilized borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") to purchase additional investment securities. We attempt to match the advances with the securities purchased in order to obtain a favorable difference, or "spread," between the interest paid on the advance against the yield received on the security purchased.

At December 31, 2004, our investment and mortgage-backed securities amounted to $251.1 million in the aggregate or 35.0% of total assets at such date. The largest component of our securities portfolio in recent periods has been mortgage-backed securities, which amounted to $164.7 million or 65.6% of the securities portfolio at December 31, 2004. In addition, we invest in U.S. government and agency obligations, municipal securities, corporate debt obligations and other securities. The majority of our agency debt securities have call provisions which provide the agency with the ability to call the securities at specified dates.

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At December 31, 2004, we had $159.2 million of securities classified as available for sale, $91.9 million of securities classified as held to maturity and no securities classified as trading account.

We do not purchase mortgage-backed derivative instruments that would be characterized "high-risk" under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), Fannie Mae or Freddie Mac. Our mortgage-backed securities also include collateralized mortgage obligations ("CMOs") issued by such agencies. At December 31, 2004, $33.8 million of our mortgage-backed securities were CMOs. At December 31, 2004, all of our mortgage-backed securities were issued by the GNMA, FNMA or FHLMC and we had no mortgage-backed securities issued by private issuers.

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Ginnie Mae is a government agency within the Department of Housing and Urban Development which was created to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government, but because Freddie Mac and Fannie Mae are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks.

Collateralized mortgage obligations are typically issued by a special-purpose entity, in our case, of government agencies, which may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. Substantially all of the collateralized mortgage obligations held in our portfolio consist of senior sequential tranches. By purchasing senior sequential tranches, management attempts to ensure the cash flow associated with such an investment.

The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios and our investment in FHLB stock at the dates indicated.

                                                             December 31,
                                  -------------------------------------------------------------------
                                          2004                   2003                  2002
                                  ---------------------  ---------------------  ---------------------
                                  Amortized    Market    Amortized    Market    Amortized    Market
                                     Cost       Value       Cost       Value       Cost       Value
                                  ---------   ---------  ---------   ---------  ---------   ---------
                                                        (Dollars in Thousands)
Mortgage-backed securities         $165,005    $164,350   $120,917    $121,104    $49,904     $51,438
U.S. government and agency
 obligations                         71,489      70,393     72,988      72,429     35,197      35,721
Corporate securities                  1,000       1,012      1,501       1,538      2,399       2,411
Municipal obligations                10,400      10,520        180         189        180         191
Investment certificates of deposit    1,282       1,282      1,579       1,579      1,777       1,777
Mutual funds                          3,395       3,292      3,330       3,250      3,270       3,218
FHLB stock                           10,450      10,450     10,039      10,039      7,033       7,033
Other                                     3           1          3           1          3           1
                                  ---------   ---------  ---------   ---------  ---------   ---------
   Total investment and
      mortgage-backed securities   $263,024    $261,300   $210,537    $210,129    $99,763    $101,790
                                  =========   =========  =========   =========  =========   =========

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2004. No tax-exempt yields have been adjusted to a tax-equivalent basis.

                                                        Amounts at December 31, 2004 Which Mature In
                                  ----------------------------------------------------------------------------------------------
                                                            Over One
                                               Weighted        Year      Weighted   Over Five    Weighted     Over     Weighted
                                   One Year     Average      Through      Average    Through      Average      Ten      Average
                                   or Less       Yield      Five Years     Yield    Ten Years      Yield      Years      Yield
                                  ---------    ---------   ------------  ---------  ---------    ---------  ---------  ---------
                                                                       (Dollars in Thousands)
Bonds and other debt securities:
  U.S. government and agency
    obligations                    $   500         7.13%     $  58,000       2.79%   $10,990         3.91%  $  2,000       6.50%
  Corporate securities                  --           --          1,000       5.19         --           --         --         --
  Municipal obligations                 --           --            180       3.90         --           --     10,220       4.31
  Mortgage-backed securities            --           --         27,175       3.64     21,047         3.84    116,781       4.63
Investment certificates of
  deposit                              783         3.40            500       3.94         --           --         --         --
                                  ---------                ------------             ---------               ---------
    Total                          $ 1,283         4.85%     $  86,855       3.09%   $32,037         3.86%  $129,001       4.63%
                                  =========                ============             =========               =========

SOURCES OF FUNDS

GENERAL. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and Federal Home Loan Bank advances are the primary sources of our funds for use in lending, investing and for other general purposes.

DEPOSITS. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At December 31, 2004, 54.9% of the funds deposited with Abington Bank were in core deposits, which are deposits other than certificates of deposit.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas where its branch offices are located. We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

Abington Bank uses traditional means of advertising its deposit products, including broadcast and print media and generally does not solicit deposits from outside its market area. In recent years, we have emphasized the origination of core deposits. This strategy has resulted in a significant increase in core deposits, particularly checking accounts, as well as increased fee income and new customer relationships.

We do not actively solicit certificate accounts in excess of $100,000, known as "jumbo CDs," or use brokers to obtain deposits. Our jumbo CDs amounted to $64.9 million and $58.1 million, respectively, at December 31, 2004 and 2003, of which $25.0 million and $29.3 million, respectively, were scheduled to mature in 12 months. At December 31, 2004, the weighted average remaining maturity of our certificate of deposit accounts was 23.0 months.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

                                                               December 31,
                                 -------------------------------------------------------------------------
                                          2004                     2003                     2002
                                 -----------------------  -----------------------  -----------------------
                                   Amount        %         Amount         %          Amount         %
                                 ---------- ------------  ---------- ------------  ---------- ------------
                                                           (Dollars in Thousands)
Certificate accounts:
  1.00% - 1.99%                     $32,923        8.12%     $52,112       14.37%     $10,528        3.06%
  2.00% - 2.99%                      38,636         9.53      29,555         8.15      58,405        16.96
  3.00% - 3.99%                      60,106        14.83      28,871         7.96      36,478        10.59
  4.00% - 4.99%                      19,691         4.86      16,005         8.16      17,179        10.05
  5.00% - 5.99%                      29,078         7.18      34,289         9.45      39,180        11.38
  6.00% - 6.99%                       2,337         0.58       5,681         1.57      11,393         3.31

  7.00%  or more                         --           --          --           --         305         0.09
                                 ---------- ------------  ---------- ------------  ---------- ------------
  Total certificate accounts        182,771        45.10     166,513        45.91     173,468        50.38
                                 ---------- ------------  ---------- ------------  ---------- ------------
Transaction accounts:
  Savings and money market          125,204        30.89     107,565        29.66      95,341        27.69
  Checking:
    Interest bearing                 59,719        14.73      50,733        13.99      45,562        13.23
    Non-interest bearing             37,596         9.28      37,855        10.44      29,965         8.70
                                 ---------- ------------  ---------- ------------  ---------- ------------
      Total transaction accounts    222,519        54.90     196,153        54.09     170,868        49.62
                                 ---------- ------------  ---------- ------------  ---------- ------------
      Total deposits               $405,290      100.00%    $362,666      100.00%    $344,336      100.00%
                                 ========== ============  ========== ============  ========== ============

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                                   Year Ended December 31,
                              --------------------------------------------------------------------------------------------------
                                            2004                             2003                             2002
                              -------------------------------- -------------------------------- --------------------------------
                               Average    Interest   Average    Average    Interest   Average    Average    Interest   Average
                               Balance    Expense   Rate Paid   Balance    Expense   Rate Paid   Balance    Expense   Rate Paid
                              ---------  --------- ----------- ---------  --------- ----------- ---------  --------- -----------
                                                                    (Dollars in Thousands)
Savings and money market       $120,748    $ 1,065       0.88%  $107,291    $ 1,068       1.00%  $ 89,659    $ 1,524       1.70%
Checking                         52,804         44       0.08     46,433         51       0.11     42,632         58       0.14
Certificates of deposit         175,492      5,452       3.11    169,058      5,703       3.37    164,089      6,631       4.04
                              ---------  ---------             ---------  ---------             ---------  ---------
Total interest-bearing
  deposits                      349,044      6,561       1.88    322,782      6,822       2.11    296,380      8,213       2.77
                              =========  ========= =========== =========  ========= =========== =========  ========= ===========
Total deposits                 $394,905    $ 6,561       1.66%  $359,230    $ 6,822       1.90%  $325,315    $ 8,213       2.52%
                              =========  ========= =========== =========  ========= =========== =========  ========= ===========

The following table shows our savings flows during the periods indicated.

                                              Year Ended December 31,
                                      ----------------------------------
                                         2004        2003        2002
                                      ----------  ----------  ----------
                                                (In Thousands)

      Total deposits                  $3,387,865  $3,016,200  $2,482,245
      Total withdrawals                3,351,887   3,004,934   2,455,580

      Interest credited               $    6,646  $    7,064       8,612
                                      ----------  ----------  ----------
        Total increase in deposits        42,624      18,330  $   35,277
                                      ==========  ==========  ==========

The following table presents, by various interest rate categories and maturities, the amount of our certificates of deposit at December 31, 2004.

                                                 Balance at December 31, 2004
                                        Maturing in the 12 Months Ending December 31,
                                -------------------------------------------------------------
Certificates of Deposit           2005        2006        2007      Thereafter        Total
--------------------------      --------    --------    --------    ----------      ---------
                                                        (In Thousands)
Less than 2.00%                  $32,852     $    70     $    --       $    --        $32,922
2.00% - 2.99%                     24,659      11,480         887         1,610         38,636
3.00% - 3.99%                     14,929      29,686       8,396         7,096         60,107
4.00% - 4.99%                        398       2,158       4,582        12,554         19,692
5.00% - 5.99%                        677       3,559      23,619         1,223         29,078
6.00% or more                        961         437         479           459          2,336
                                --------    --------    --------    ----------      ---------

Total certificate accounts       $74,476     $47,390     $37,963       $22,942       $182,771
                                ========    ========    ========    ==========      =========

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2004, by time remaining to maturity.


                              At December 31, 2004
-----------------------------------------------------------------------------
                                                                 Weighted
             Quarter Ending:                    Amount         Average Rate
------------------------------------------   ------------    ----------------
                                                  (Dollars in Thousands)
March 31, 2005                                   $ 5,621               1.70%
June 30, 2005                                      2,710               2.08
September 30, 2005                                13,232               3.50
December 31, 2005                                  3,420               2.55
After December 31, 2005                           39,941               4.41
                                             ------------
  Total certificates of deposit with
    balances of $100,000 or more                 $64,924               3.79%
                                             ============    ================

BORROWINGS. We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund our operations as part of our operating strategy. These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the Federal Home Loan Bank of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including Abington Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At December 31, 2004, we had $170.7 million in outstanding FHLB advances and $246.3 million of additional FHLB advances available. At such date all of our FHLB advances had maturities of more than one year and fixed rates of interest. Approximately $92.2 million of our FHLB advances at December 31, 2004 were part of our matched funding program whereby we use such advances to purchase securities. Our current policy permits us to utilize up to $100.0 million of advances to match-fund securities. It is likely that we will increase such limit to permit moderately increased utilization of FHLB advances.

In addition to FHLB advances, our borrowings include securities sold under agreements to repurchase (repurchase agreements). Repurchase agreements are contracts for the sale of securities owned or borrowed by Abington Bank, with an agreement to repurchase those securities at an agreed upon price and date. We use repurchase agreements as an investment vehicle for our commercial sweep checking product. We enter into securities repurchase agreements with our commercial checking account customers under a sweep account arrangement. Account balances are swept on a daily basis into mortgage-backed securities purchases from us, which we agree to repurchase as the checking account is drawn upon by the customer. At December 31, 2004, our securities repurchase agreements amounted to $12.9 million and all of such borrowings were short-term, having maturities of one year or less. The average balance of our securities sold under repurchase agreements for the year ended December 31, 2004 was $17.7 million.

The following table shows certain information regarding our borrowings at or for the dates indicated:

                                                    At or For the Year
                                                    Ended December 31,
                                           ------------------------------------
                                             2004           2003         2002
                                           --------       --------     --------
                                                (Dollars in Thousands)
FHLB advances:
  Average balance outstanding              $169,699       $148,090     $116,689
  Maximum amount outstanding at any
    month-end during the period             185,588        173,732      123,581
  Balance outstanding at end of
    period                                  170,666        173,732      122,761
  Average interest rate during the
    period                                   4.357%         4.673%       5.142%
  Weighted average interest rate at
    end of period                            4.422%         4.180%       5.049%

Other borrowed money:
  Average balance outstanding               $17,703        $15,241      $10,304
  Maximum amount outstanding at any
    month-end during the period              27,686         21,722       14,273
  Balance outstanding at end of
    period                                   12,866          8,681       11,937
  Average interest rate during the
    period                                   0.817%         0.612%       1.048%
  Weighted average interest rate at
    end of period                            1.785%         0.516%       0.716%

At December 31, 2004, $23.1 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 3.62% at December 31, 2004.

EMPLOYEES

At December 31, 2004, we had 98 full-time employees, and 19 part-time employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

                           SUPERVISION AND REGULATION

GENERAL

Abington Bank as a Pennsylvania-chartered savings bank with deposits insured by the Savings Association Insurance Fund administered by the Federal Deposit Insurance Corporation, is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The laws and regulations governing Abington Bank generally have been promulgated to protect depositors and not for the purpose of protecting shareholders.

Federal law provides the federal banking regulators, including the Federal Deposit Insurance Corporation and the Federal Reserve Board, with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Any change in such regulation, whether by the Pennsylvania Department of Banking, the Federal Deposit Insurance Corporation, the Federal Reserve Board or the United States Congress, could have a material impact on us and our operations.

Abington Community Bancorp and Abington Mutual Holding Company are registered as bank holding companies under the Bank Holding Company Act and Abington Community Bancorp and Abington Mutual Holding Company are subject to regulation and supervision by the Federal Reserve Board and by the Pennsylvania Department of Banking. Abington Community Bancorp and Abington Mutual Holding Company are also be required to file annually a report of its operations with, and are subject to examination by, the Federal Reserve Board and the Pennsylvania Department of Banking. This regulation and oversight is generally intended to ensure that Abington Community Bancorp and Abington Mutual Holding Company limit their activities to those allowed by law and that they operate in a safe and sound manner without endangering the financial health of Abington Bank.

REGULATION OF ABINGTON COMMUNITY BANCORP AND ABINGTON MUTUAL HOLDING COMPANY

BANK HOLDING COMPANY ACT ACTIVITIES AND OTHER LIMITATIONS. Under the Bank Holding Company Act, Abington Community Bancorp and Abington Mutual Holding Company must obtain the prior approval of the Federal Reserve Board before they may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, Abington Community Bancorp and Abington Mutual Holding Company would directly or indirectly own or control more than 5% of such shares.

Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank's investments in the stock or securities of the holding company, and on the subsidiary bank's taking of the holding company's stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve Board that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations, or both.

Non-Banking Activities. The business activities of Abington Community Bancorp and Abington Mutual Holding Company, as bank holding companies, will be restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve Board's bank holding company regulations, bank holding companies may only engage in, or acquire or control voting securities or assets of a company engaged in:

        o banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act; and

        o any Bank Holding Company Act activity the Federal Reserve Board has determined to be so closely related that it is incidental to banking or managing or controlling banks.

The Federal Reserve Board has by regulation determined that certain activities are closely related to banking including operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. However, as discussed below, certain other activities are permissible for a bank holding company that becomes a financial holding company.

FINANCIAL MODERNIZATION. The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Gramm-Leach-Bliley Act also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. Abington Community Bancorp and Abington Mutual Holding Company have not submitted notices to the Federal Reserve Board of their intent to be deemed financial holding companies. However, they are not precluded from submitting a notice in the future should they wish to engage in activities only permitted to financial holding companies.

REGULATORY CAPITAL REQUIREMENTS. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board's capital adequacy guidelines for Abington Community Bancorp, on a consolidated basis, are similar to those imposed on Abington Bank by the Federal Deposit Insurance Corporation. See "-Regulation of Abington Bank - Regulatory Capital Requirements." At December 31, 2004, Abington Community Bancorp met all applicable regulatory capital requirements.

RESTRICTIONS ON DIVIDENDS. Abington Community Bancorp's ability to declare and pay dividends may depend in part on dividends received from Abington Bank. The Pennsylvania Banking Code regulates the distribution of dividends by savings banks and states, in part, that dividends may be declared and paid out of accumulated net earnings, provided that the bank continues to meet its surplus requirements. In addition, dividends may not be declared or paid if Abington Bank is in default in payment of any assessment due the Federal Deposit Insurance Corporation.

A Federal Reserve Board policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "-Regulation of Abington Bank - Prompt Corrective Action," below.

SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which is empowered to enforce auditing, quality control and independence standards, the Sarbanes-Oxley Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, attorneys are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms were legislated for corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Sarbanes-Oxley Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (FAIR) provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies for any material changes in their financial condition or operations and certain other events. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" (RPAF). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert," as such term is defined by the SEC, and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Sarbanes-Oxley Act also will require inclusion of an internal control report and assessment by management in the annual report to shareholders (which, in the Company's case, is expected to be required for its fiscal year ending December 31, 2005). The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with, or reconciled to, generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

RESTRICTIONS APPLICABLE TO MUTUAL HOLDING COMPANIES. Under authority of Section
115.1 of the Pennsylvania Banking Code of 1965, as amended ("Banking Code"), and a policy statement issued by the Pennsylvania Department of Banking, the Department is authorized to approve the reorganization of a state chartered savings bank to a mutual holding company, provided the savings bank has a CAMEL composite rating of one or two under the Uniform Financial Institutions Rating System. While regulations governing the formation of Pennsylvania-chartered mutual holding companies have not been adopted, the policy statement and form of application issued by the Department provide the means by which such applications will be processed and approved.

Pursuant to Pennsylvania law, a mutual holding company may engage only in the following activities:

        o Investing in the stock of one or more financial institution subsidiaries.

        o Acquiring one or more additional financial institution subsidiaries into a subsidiary of the holding company.

        o Merging with or acquiring another holding company, one of whose subsidiaries is a financial institution subsidiary.

        o Investing in a corporation the capital stock of which is available for purchase by a savings bank under federal law or under the Pennsylvania Banking Code.

        o Engaging in such activities as are permitted, by statute or regulation, to a holding company of a federally chartered insured mutual institution under federal law.

        o Engaging in such other activities as may be permitted by the Pennsylvania Department of Banking.

If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed above, and has a period of two years to cease any non-conforming activities and divest of any non-conforming investments.

The mutual holding company will be subject to such regulations as the Pennsylvania Department of Banking may prescribe. No mutual holding company regulations have been issued to date by the Department.

REGULATION OF ABINGTON BANK

PENNSYLVANIA SAVINGS BANK LAW. The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of Abington Bank and its affairs. The code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

The Pennsylvania Banking Code also provides that state-chartered savings banks may engage in any activity permissible for a federal savings association, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Act, however, will prohibit Abington Bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless:

        o the Federal Deposit Insurance Corporation determines the activity or investment does not pose a significant risk of loss to the Savings Association Insurance Fund; and

        o       Abington Bank meets all applicable capital requirements.

Accordingly, the additional operating authority provided to Abington Bank by the Pennsylvania Banking Code is significantly restricted by the Federal Deposit Insurance Act.

INSURANCE OF ACCOUNTS. The deposits of Abington Bank are insured to the maximum extent permitted by the Savings Association Insurance Fund, which is administered by the Federal Deposit Insurance Corporation, and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the Federal Deposit Insurance Corporation determines by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions.

Under current Federal Deposit Insurance Corporation regulations, Savings Association Insurance Fund- insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the last six months of 2004 ranging from zero for well capitalized, healthy institutions, such as Abington Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings

Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Abington Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Abington Bank's deposit insurance.

REGULATORY CAPITAL REQUIREMENTS. The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like Abington Bank, are not members of the Federal Reserve Board System. The capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the Federal Deposit Insurance Corporation's regulations, the highest-rated banks are those that the Federal Deposit Insurance Corporation determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1, or leverage capital, is defined as the sum of common shareholders' equity, including retained earnings, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit card relationships.

The Federal Deposit Insurance Corporation's regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital, defined as Tier 1 capital and supplementary (Tier 2) capital, to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the Federal Deposit Insurance Corporation believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a portion of a bank's allowance for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The Federal Deposit Insurance Corporation's regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to potential termination of deposit insurance.

Abington Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings association must maintain a minimum leverage ratio of Tier 1 capital, as defined under the Federal Deposit Insurance Corporation's capital regulations, to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institution or association based on inadequate or substandard performance in any of a number of areas. The Pennsylvania Department of Banking incorporates the same Federal Deposit Insurance Corporation risk-based capital requirements in its regulations. As of December 31, 2004, Abington Bank was in compliance with all applicable regulatory capital requirements and was deemed to be a "well-capitalized" institution.

AFFILIATE TRANSACTION RESTRICTIONS. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

FEDERAL HOME LOAN BANK SYSTEM. Abington Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

As a member, Abington Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2004, Abington Bank was in compliance with this requirement.

FEDERAL RESERVE BOARD SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At December 31, 2004, Abington Bank was in compliance with these reserve requirements.


                                    TAXATION

FEDERAL TAXATION

GENERAL. Abington Community Bancorp, Abington Mutual Holding Company and Abington Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Abington Bank's federal and state income tax returns for taxable years through December 31, 1999 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

Abington Community Bancorp files a consolidated federal income tax return with Abington Bank. Accordingly, it is anticipated that any cash distributions made by Abington Community Bancorp to its shareholders would be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

METHOD OF ACCOUNTING. For federal income tax purposes, Abington Bank reports income and expenses on the accrual method of accounting and files its federal income tax return on a calendar year basis.

BAD DEBT RESERVES. The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings associations, effective for taxable years beginning after 1995. Prior to that time, Abington Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act of 1996, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Abington Bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these savings association related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should Abington Bank make certain non-dividend distributions or cease to maintain a bank charter.

At December 31, 2004, Abington Bank's total federal pre-1988 reserve was approximately $3.2 million. The reserve reflects the cumulative effects of federal tax deductions by Abington Bank for which no federal income tax provisions have been made.

ALTERNATIVE MINIMUM TAX. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of the regular income tax. Net operating losses, of which Abington Bank has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Abington Bank has not been subject to the alternative minimum tax or any such amounts available as credits for carryover.

CORPORATE DIVIDENDS-RECEIVED DEDUCTION. Abington Community Bancorp may exclude from its income 100% of dividends received from Abington Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

STATE AND LOCAL TAXATION

PENNSYLVANIA TAXATION. Abington Community Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2004 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation's capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

Abington Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts Abington Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of Abington Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.


ITEM 2. PROPERTIES

We currently conduct business from our main office, seven full-service banking offices and four limited service offices. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at December 31, 2004.


                                                                  Date of Lease    Net Book Value   Amount of
             Description/Address                  Leased/Owned      Expiration      of Property     Deposits
----------------------------------------------  ---------------- ---------------  ---------------  ----------
                                                                                         (In Thousands)
Main Office                                          Owned             N/A             $1,347        $95,131
180 Old York Road
Jenkintown, PA 19046

Loan Processing Office                               Owned             N/A                942            n/a
179 Washington Lane
Jenkintown, PA 19046

Glenside Branch                                   Bldg. Owned         12/31/19            473         77,933
273 Keswick Avenue                                Ground Lease
Glenside, PA 19038

Abington Branch                                      Leased            1/31/19            180         55,959
990 Old York Road
Abington, PA 19001

Willow Grove Branch                                  Owned             N/A              1,120         65,525
275 Moreland Road
Willow Grove, PA 19090

Horsham Branch                                       Leased            5/31/08            245         22,663
Rt 611 & County Line Road
Horsham, PA 19044

Huntingdon Valley Branch                             Leased           12/31/14            140         19,108
667 Welsh Road
Huntingdon Valley, PA 19006


Fort Washington Branch                               Leased            8/15/08            162           21,138
101 Fort Washington Avenue
Fort Washington, PA 19034

Montgomeryville Branch                               Leased            3/31/06             32           19,629
521 Stump Road
North Wales, PA 19454

Rydal Park Limited Service Office                    Leased            5/21/08             --            7,110
1515 The Fairway
Rydal, PA 19046

Centennial Station Limited Service Office            Leased            7/31/05              6            2,474
12106-B Centennial Station
Warminster, PA 18974

Regency Towers Limited Service Office                Leased           11/14/05             44            3,663
1003 Easton Road
Willow Grove, PA 19090

Ann's Choice Limited Service Office                  Leased            7/31/08              3           14,957
10000 Ann's Choice Way
Warminster, PA 18974


ITEM 3. LEGAL PROCEEDINGS

We are not presently involved in any legal proceedings of a material nature. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Abington Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Abington Community Bancorp, Inc. common stock trades on the Nasdaq National Market under the trading symbol "ABBC." At the close of business on December 31, 2004, there were 2,260 shareholders of record.

        The declaration and payment of dividends is at the sole discretion of the Board of Directors, and their timing and amount will depend upon the Board of Directors' consideration of the earnings, financial condition, and capital needs of the Company and the Bank and certain other factors including restriction arising from Federal banking laws and regulations. As of December 31, 2004, no dividends had been paid or declared on Company common stock. Company common shares were first sold in Abington Community Bancorp's initial public offering as a part of Abington Bank's mutual holding company reorganization on December 16, 2004 at the offering price of $10.00 per share. The Company's common stock began trading on Nasdaq on December 17, 2004.

        During the period of December 17, 2004 through December 31, 2004, bid prices reported for the Company's common stock were a high of $13.70 and a low of $13.01. The last sale price on December 31, 2004 was $13.37.

        The Company did not sell any of its equity securities during 2004 that were not registered under the Securities Act of 1933.

        For information regarding the Company's equity compensation plans see
        Item 12.

(b) The Company's Form S-1 (File No. 333-116370) was declared effective by the SEC on October 21, 2004. A total of 7,141,500 shares of common stock were sold at $10.00 per share in the subscription offering, which was consummated on December 16, 2004, and 8,728,500 shares were issued to the Abington Mutual Holding Company, on that date. The gross offering proceeds were $71,415,000 and net proceeds are $69,256,000.

(c)     PURCHASES OF EQUITY SECURITIES

        The Company did not make any purchases of its common stock during the fourth quarter of 2004, however, the Company's employee stock ownership plan made certain purchases pursuant to a publicly-announced plan as set forth in the table below.

                                                                              TOTAL NUMBER OF          MAXIMUM NUMBER OF
                                                                            SHARES PURCHASED AS       SHARES THAT MAY YET
                                   TOTAL NUMBER                               PART OF PUBLICLY        BE PURCHASED UNDER
                                     OF SHARES         AVERAGE PRICE         ANNOUNCED PLANS OR           THE PLAN OR
             PERIOD                  PURCHASED         PAID PER SHARE             PROGRAMS                PROGRAMS(1)
---------------------------------  -------------     ------------------     --------------------     ---------------------
Beginning Date: December 1
Ending Date: December 31              153,000              $13.42                 153,000                   418,320
                                      -------              ------                 -------                   -------

Total                                 153,000              $13.42                 153,000                   418,320
                                      =======              ======                 =======                   =======

---------------------------
(1) On December 15, 2004, the Board of Directors authorized the Company's employee stock ownership plan to purchase up to 571,320 shares of the Company's common stock. Purchases will be made from, time to time, as, in the opinion of management, market conditions warrant. Purchases to fund the employee stock ownership plan are expected to continue until the plan is fully funded.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial and other data of Abington Community Bancorp, Inc. set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

                                                                      At December 31,
                                             --------------------------------------------------------------------
                                                 2004          2003          2002          2001          2000
                                             ------------  ------------  ------------  ------------  ------------
                                                                   (Dollars in Thousands)
SELECTED FINANCIAL AND OTHER DATA:
Total assets                                     $717,978      $604,439      $535,797      $476,646      $432,513
Cash and cash equivalents                          33,296        19,696        51,702        36,689        14,621
Investment securities and FHLB stock:
  Held-to-maturity                                 10,220            --            --            --            --
  Available-for-sale                               86,614        89,023        50,351        35,237        57,662
Mortgage-backed securities:
  Held-to-maturity                                 81,704        43,009        10,060            --            --
  Available-for-sale                               83,028        78,213        41,251        45,663        36,945
Loans receivable, net                             412,656       364,620       371,024       348,912       314,042
Deposits                                          405,290       362,666       344,336       309,059       275,603
FHLB advances                                     170,666       173,732       122,761       107,251       107,396
Other borrowings                                   12,866         8,681        11,937         9,749         4,058
Stockholders' equity                              123,055        53,234        50,591        45,388        40,259

Banking offices                                        12            12             9             9             8


                                                                   Year Ended December 31,
                                             --------------------------------------------------------------------
                                                 2004          2003          2002          2001          2000
                                             ------------  ------------  ------------  ------------  ------------
                                                                   (Dollars in Thousands)

SELECTED OPERATING DATA:
Total interest income                             $30,849       $29,997       $31,797       $32,345       $30,917
Total interest expense                             14,209        13,898        14,583        16,792        16,815
                                             ------------  ------------  ------------  ------------  ------------
Net interest income                                16,640        16,099        17,214        15,553        14,102
Provision for loan losses                              45           375           500           628            --
                                             ------------  ------------  ------------  ------------  ------------
  Net interest income after provision for
    loan losses                                    16,595        15,724        16,714        14,925        14,102
Total non-interest income                           2,243         1,859           741         1,072         1,443
Total non-interest expense                         12,015        11,472        10,611         9,470         8,842
                                             ------------  ------------  ------------  ------------  ------------
Income before income taxes                          6,823         6,111         6,844         6,527         6,703
Income taxes                                        2,268         2,021         2,467         2,328         2,353
                                             ------------  ------------  ------------  ------------  ------------
Net income                                       $  4,555      $  4,090      $  4,377      $  4,199      $  4,350
                                             ============  ============  ============  ============  ============
Basic earnings per share                              (1)           n/a           n/a           n/a           n/a
Diluted earnings per share                            (1)           n/a           n/a           n/a           n/a

                                                                       At or For the
                                                                  Year Ended December 31,
                                             --------------------------------------------------------------------
                                                 2004          2003          2002          2001          2000
                                             ------------  ------------  ------------  ------------  ------------
SELECTED OPERATING RATIOS(2):
Average yield on interest-earning assets            4.95%         5.36%         6.47%         7.25%         7.59%
Average rate on interest-bearing
  liabilities                                       2.65          2.86          3.44          4.37          4.46
Average interest rate spread(3)                     2.30          2.50          3.03          2.88          3.13
Net interest margin(3)                              2.67          2.88          3.50          3.49          3.36
Average interest-earning assets to average
  interest-bearing liabilities                    116.08        115.11        116.12        116.07        107.35
Net interest income after provision
  for loan losses to non-interest expense         138.12        137.06        157.52        157.60        159.49
Total non-interest expense to average
  assets                                            1.85          1.97          2.09          2.06          2.10
Efficiency ratio(4)                                63.63         63.88         59.10         56.96         56.88
Return on average assets                            0.70          0.70          0.86          0.91          1.04
Return on average equity                            7.52          7.85          9.11          9.71         11.68
Average equity to average assets                    9.30          8.94          9.46          9.42          8.86




                                                                    At or For the
                                                               Year Ended December 31,
                                             --------------------------------------------------------------------
                                                 2004          2003          2002          2001          2000
                                             ------------  ------------  ------------  ------------  ------------

ASSET QUALITY RATIOS(5):
Non-performing loans as a percent of
  total loans receivable(6)                         0.05%         0.12%         0.31%         0.40%         0.23%
Non-performing assets as a percent of
  total assets(6)                                   0.03          0.08          0.23          0.30          0.18
Allowance for loan losses as a percent of
  non-performing loans                            622.03        315.15        145.04        111.50        175.00
Net charge-offs to average loans receivable         0.02          0.21          0.08          0.12            --

CAPITAL RATIOS(7):
Tier 1 leverage ratio                              12.73%         8.81%         9.33%         9.50%         9.41%
Tier 1 risk-based capital ratio                    21.24         15.12         14.64         15.33         16.44
Total risk-based capital ratio                     21.57         15.53         15.18         15.88         16.98

------------------

(1) Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on December 16, 2004, earnings per share for the period from December 16, 2004 to December 31, 2004 is not considered meaningful and is not shown.
(2) With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
(3) Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.
(4) The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(5) Asset quality ratios are end of period ratios, except for net charge-offs to average loans receivable.
(6) Non-performing assets consist of non-performing loans and real estate owned. Non-performing loans consist of all accruing loans 90 days or more past due and all non-accruing loans. It is our policy to cease accruing interest on all loans 90 days or more past due. Real estate owned consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.
(7) Capital ratios are end of period ratios and are calculated for Abington Bank per regulatory requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW--The Company was formed by the Bank in connection with the Bank's reorganization into the mutual holding company form and commenced operations in December 2004. The Company's results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Bank's results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, losses on derivative instruments, service charges and other non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy and equipment expense, data processing expense, advertising and promotions and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking. The Bank's executive offices and loan processing office are in Jenkintown, Pennsylvania, with seven other branches and four limited service facilities located in nearby Montgomery County neighborhoods. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans, primarily residential mortgages.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES--In reviewing and understanding financial information for Abington Community Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements. The accounting and financial reporting policies of Abington Community Bancorp, Inc. conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis including those related to the allowance for loan losses and deferred income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ALLOWANCE FOR LOAN LOSSES--The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on regular evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, delinquency and nonperforming loan data, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance valuations, adjustments to the allowance may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio or changes in accounting guidance. In times of economic slowdown, either regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the allowance for loan losses in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving. Historically, our estimates of the allowance for loan loss have approximated actual losses incurred. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking and the FDIC may require the recognition of adjustment to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management's estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

INCOME TAXES--Management makes estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Management also estimates a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision from management's initial estimates.

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

RECENT ACCOUNTING PRONOUNCEMENTS--In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 105, APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS, which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

In March 2004, the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 due to additional proposed guidance. Management is continuing to monitor the developments surrounding EITF 03-1. The amount of other-than-temporary impairment to be recognized depends on market conditions, management's intent and ability to hold investments until a forecasted recovery. Management is following current guidance, which has not had a material impact on the Company.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (revised 2004), SHARE-BASED Payment, which revises SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R will be effective for the Company's consolidated financial statements issued for periods beginning after June 15, 2005. Management is currently evaluating the effects of the adoption of this Statement on its financial statements. The Company did not issue and does not have outstanding any stock-based compensation during the three year period ending December 31, 2004.


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND DECEMBER 31, 2003

The Company's total assets increased $113.5 million, or 18.8%, to $718.0 million at December 31, 2004 compared to $604.4 million at December 31, 2003. During 2004, the largest increases in our assets were in the categories of net loans receivable, mortgage-backed securities and cash and cash equivalents. Our net loans receivable increased by $48.0 million, or 13.2%, to $412.7 million at December 31, 2004 compared to $364.6 million at December 31, 2003. Our growth in loans resulted from $181.2 million of diversified loan originations (including participations purchased) consisting of 37% construction loans, 35% one- to four-family residential loans, 20% commercial loans (including commercial real estate and mutli-family residential loans and commercial business loans) and 8% consumer loans (including home equity lines of credit and consumer non-real estate loans). Our mortgage-backed securities, both held-to-maturity and available-for-sale, increased by an aggregate of $43.5 million, or 35.9% to an aggregate of $164.7 million at December 31, 2004 compared to an aggregate of $121.2 million at December 31, 2003.

During 2004, purchases of $83.1 million in the aggregate more than offset $38.7 million in payments and repayments of our held-to-maturity and available-for-sale mortgage-backed securities. Given the relative efficiencies provided by mortgage-backed securities coupled with what we believe is good credit risk, we have continued to invest in mortgage-backed securities as part of our growth efforts. Our cash and cash equivalents increased by $13.6 million to $33.3 million at December 31, 2004 compared to $19.7 million at December 31, 2003. This was due primarily to $69.3 million in net proceeds from our stock issuance in December 2004 as well as a $42.6 million increase in our deposit base during 2004. These increases were partially offset by the previously described new loan originations (net of repayments) and purchases of mortgage-backed securities (net of payments and repayments), as well as approximately $8.0 million in aggregate purchases of both held-to-maturity and available-for-sale investment securities net of maturities.

The $42.6 million or 11.8% increase in deposits at December 31, 2004 compared to December 31, 2003 resulted from an increase in all categories of deposits. During 2004, demand deposits increased $13.2 million, savings accounts increased $13.1 million and certificates of deposit increased $16.3 million. The $4.2 million increase in other borrowed money to $12.9 million at December 31, 2004 compared to $8.7 million at December 31, 2003 reflects an increase in the amount of securities repurchase agreements entered into with certain commercial checking account customers.

Our stockholders' equity increased $69.8 million to $123.1 million at December 31, 2004 compared to $53.2 million at December 31, 2003. The primary reason for the increase was $69.3 million in net proceeds from the Company's initial public offering on December 16, 2004. The Company sold 7,141,500 shares of stock to eligible depositors for $10 per share representing 45% of the total outstanding shares of the Company. The remaining 55% or 8,728,500 outstanding shares are owned by the Company's parent mutual holding company, Abington Mutual Holding Company. As of December 31, 2004, approximately 153,000 shares of the Company's common stock had been purchased for $2.0 million by the Bank's Employee Stock Ownership Plan ("ESOP"). Subsequent to December 31, 2004, the ESOP has purchased an additional 316,000 shares of the Company's common stock towards its anticipated total purchases of approximately 571,000 shares. Retained earnings increased $4.5 million during 2004 primarily as a result of $4.6 million in net income, which was partially offset by a $770,000 increase in accumulated other comprehensive losses and the $100,000 capitalization of Abington Mutual Holding Company.


LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2004, our cash and cash equivalents amounted to $33.3 million. In addition, at such date we had $1.3 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $159.2 million at December 31, 2004.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2004, we had certificates of deposit maturing within the next 12 months amounting to $74.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For years ended December 31, 2004 and 2003, the average balance of our outstanding FHLB advances was $169.7 million and $148.1 million, respectively. At December 31, 2004, we had $170.7 million in outstanding FHLB advances and we had $246.3 million in additional FHLB advances available to us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. We have increased our utilization of borrowings in recent years as a cost efficient addition to deposits as a source of funds. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge substantially all of our residential mortgage loans and mortgage-backed securities as well as all of our stock in the Federal Home Loan Bank as collateral for such advances.

As noted above, our stockholders' equity increased $69.8 million to $123.1 million at December 31, 2004 compared to $53.2 million at December 31, 2003. The primary reason for the increase was $69.3 million in net proceeds from the Company's initial public offering on December 16, 2004. The Company sold 7,141,500 shares of stock to eligible depositors for $10 per share, and an additional 8,728,500 shares were issued to Abington Mutual Holding Company. Half of the net proceeds from the offering, approximately $34.6 million, were used by the Company to buy the common stock of the Bank. While we have not identified specific, long-term uses for this portion of the net proceeds, the Bank is using the proceeds it received for general corporate purposes. On a short-term basis, the Bank has purchased investment and mortgage-backed securities. The net proceeds received by the Bank have further strengthened its capital position, which already exceeded all regulatory requirements (see table below). As a result, the Bank continues to be a well-capitalized institution and has additional flexibility to grow and diversify. The proceeds invested in the Bank may also be used to fund new loans and to finance the further expansion of our banking operations in the long-term. As stated in the discussion of our general business in Item I of Part I of this filing, the Bank is currently in various stages of plans to add three additional branch offices by mid-2006. A portion of the net proceeds from the offering retained by the Company have been used to make a loan to our ESOP to permit it to buy shares of the Company's common stock in the market. This loan will be repaid principally from the Bank's contributions to the ESOP. The remaining net proceeds held by the Company have been deposited in the Bank.

The following table summarizes the Bank's capital ratios as of the dates indicated and compares them to current regulatory requirements.

                                          Actual Ratios At December 31,
                                       ----------------------------------    Regulatory     To Be Well
                                          2004        2003        2002         Minimum      Capitalized
                                       ----------  ----------  ----------   --------------  ------------
CAPITAL RATIOS:
Tier 1 leverage ratio                      12.73%       8.81%       9.33%            4.00%         5.00%
Tier 1 risk-based capital ratio            21.24       15.12       14.64             4.00          6.00
Total risk-based capital ratio             21.57       15.53       15.18             8.00         10.00

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

At December 31, 2004, we are a party to two interest rate swap agreements, which we entered into in June 2002 and December 2002, respectively, with notional amounts of $15.0 million each, and with terms expiring in June 2005 and December 2005, respectively. Previously, we also were a party to one swap agreement, with a notional amount of $15.0 million, which we entered into in December 2001 and which expired in December 2004, and one interest rate cap agreement, with a notional amount of $15.0 million, which we entered into in June 2001 and which expired in June 2004. The contra party on each of our cap and swap agreements is the FHLB of Pittsburgh. We entered into these cap and swap agreements as a part of our strategy to manage our interest rate risk and we intended them to serve as a direct hedge against a specified portion of our loans or deposits. Under the cap agreement, which was intended to hedge a portion of our fixed-rate single-family residential mortgage loan portfolio, we were entitled to receive the amount, if any, by which the ten-year Constant Maturity Treasury ("CMT") exceeded 7.53% on the notional amount. Given the low interest rates in recent periods, we did not receive any payments from the cap agreement. However, had we experienced a rising interest rate environment, the cap agreement would have provided additional income that would have ameliorated the adverse impact of our fixed-rate, long-term mortgage loans. The premium cost of the cap was $99,000, which was amortized over its three-year term. Our swap agreement that expired in December 2004 and one of our interest rate swap agreements at December 31, 2004, also were designed to serve as a hedge against our fixed-rate, single-family mortgage loan portfolio. Under the agreements which expired in December 2004 we either paid or received the amount by which the ten-year CMT fell below or exceeded 5.92%. Under the agreement with a term expiring in June 2005, we either pay or receive the amount by which the ten-year CMT falls below or exceeds 5.57%. Again, given the low interest rate environment in recent periods, these swap agreements have resulted in us making payments to the contra party. The intent of these two agreements was to effectively convert a portion of our fixed-rate loan portfolio to assets with a variable interest rate. Our other interest rate swap agreement was designed to hedge a portion of our variable rate money market deposit accounts against rising interest rates. Under this swap agreement, we either pay or receive the amount by which the three-month LIBOR falls below or exceeds 2.59%. Again, as a result of market rates in recent periods, we have made payments on this swap agreement to the contra-party. Our intent with this agreement was to effectively convert a portion of our deposits from a variable rate liability to a fixed-rate liability.

The swaps do not qualify as hedges under SFAS No. 133. As such, the fair value of the interest rate swaps are reflected as a liability in the accompanying consolidated statements of financial condition with the offset recorded in loss on derivative instruments, net in the consolidated statements of income. The fair value of the swap agreements was a negative $85,000 and a negative $569,000 at December 31, 2004, and December 31, 2003, respectively. During the years ended December 31, 2004, 2003, and 2002, the Bank paid $641,000, $770,000, and
$170,000, respectively, under the agreements. In addition, the unrealized gains (losses) on derivatives recognized in loss on derivative instruments, net in the Bank's consolidated statements of income were $501,000, $363,000, and $(795,000) for the years ended December 31, 2004, 2003, and 2002, respectively.

The following tables summarize our derivative financial instruments at December 31, 2004.

                                                                  Amount of Commitment Expiration - Per Period
                                                           ----------------------------------------------------------
                                          Total Amount          To             1-3           4-5          After 5
                                           Committed          1 Year          Years         Years          Years
                                       ------------------  -------------  -------------  ------------  --------------
                                                                       (In Thousands)
Interest rate cap agreement
  (notional amount)                           $    --        $    --        $    --       $    --         $    --
Interest rate swap agreements
  (notional amount)                            30,000         30,000             --            --              --
Interest-rate loan lock
  commitments                                      --             --             --            --              --

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At December 31, 2004 and 2003 we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2004 and 2003, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated amounted to approximately $92.4 million and $87.6 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At December 31, 2004 and 2003, the Bank had letters of credit outstanding of approximately $11.3 million and $7.7 million, respectively. At December 31, 2004, the uncollateralized portion of the letters of credit extended by the Bank was approximately $215,000.

The Bank is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Bank's contingent liabilities are exposures to limited recourse arrangements with respect to the Bank's sales of whole loans and participation interests. At December 31, 2004, the exposure, which represent a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at December 31, 2004.

                                                                   Amount of Commitment Expiration - Per Period
                                                                -------------------------------------------------
                                            Total Amounts           To           1-3         4-5         After 5
                                             Committed            1 Year        Years       Years         Years
                                          -----------------     ----------   ----------   ----------   ----------
                                                                           (In Thousands)
Letters of credit                             $ 11,314             $10,108      $ 1,206     $     --      $    --
Recourse obligations on loans sold                 185                  --           --           --          185
Commitments to originate loans                   3,708               3,708           --           --           --
Unused portion of home equity
  lines of credit                               20,346                  --           --           --       20,346
Unused portion of commercial
  lines of credit                               38,239              38,239           --           --           --
Undisbursed portion of
  construction loans in process                 30,131               9,671       20,460           --           --
                                          -----------------     ----------   ----------   ----------   ----------
    Total commitments                         $103,923             $61,726      $21,666     $     --      $20,531
                                          =================     ==========   ==========   ==========   ==========

The following tables summarize our contractual cash obligations at December 31, 2004.

                                                                             Payments Due By Period
                                                                -------------------------------------------------
                                                                    To           1-3         4-5         After 5
                                                Total             1 Year        Years       Years         Years
                                          -----------------     ----------   ----------   ----------   ----------
                                                                           (In Thousands)
Certificates of deposit                       $182,771             $74,476      $85,353      $10,567      $12,375
                                          -----------------     ----------   ----------   ----------   ----------
FHLB advances                                  170,666              10,200       13,917       70,150       76,399
Repurchase agreements                           12,866              12,866           --           --           --
                                          -----------------     ----------   ----------   ----------   ----------
   Total debt                                  183,532              23,066       13,917       70,150       76,399
                                          -----------------     ----------   ----------   ----------   ----------
Operating lease obligations                      3,764                 426          773          587        1,978
                                          -----------------     ----------   ----------   ----------   ----------
   Total contractual obligations              $370,067             $97,968     $100,043      $81,304      $90,752
                                          =================     ==========   ==========   ==========   ==========

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

GENERAL. We had net income of $4.6 million for the year ended December 31, 2004, representing an increase of $465,000 or 11.4% over net income of $4.1 million for the year ended December 31, 2003.

Our net interest income improved by $541,000 or 3.4% to $16.6 million for the year ended December 31, 2004 from $16.1 million for the year ended December 31, 2003. Our results in the 2004 period reflect, in part, increases in the amount of interest-earning assets, which have offset, in whole or in part, the narrowing or compression of our net interest margins. Our net interest margin decreased by 21 basis points to 2.67% for the year ended December 31, 2004 compared to 2.88% for the year ended December 31, 2003 while our net interest spread decreased to 2.30% for the year ended December 31, 2004 compared to 2.50% for the year ended December 31, 2003. In addition, non-interest income improved $383,000 or 20.6% to $2.2 million for the year ended December 31, 2004 compared to $1.9 million for the year ended December 31, 2003. This improvement was due to an increase in service charge income and a decrease in the net loss on derivative instruments. Partially offsetting these increases in income was a $543,000 or 4.7% increase in non-interest expense to $12.0 million for the year ended December 31, 2004 compared to $11.5 million for the year ended December 31, 2003, primarily due to increases in salaries and employee benefits expense, the largest component of non-interest expense, and data processing expense

INTEREST INCOME. Interest income was $30.8 million for the year ended December 31, 2004, an increase of $852,000 or 2.8% from $30.0 million of interest income for the year ended December 31, 2003. The increase in interest income was primarily due to increases in interest income on investments and mortgage-backed securities. Both the average yield and average balance of investment securities increased. The average yield of investment securities increased to 2.87% for 2004 from 2.67% for 2003 while the average balance of investment securities increased to $84.3 million in 2004 from $78.4 million in 2003. A slight decrease in the average yield of mortgage-backed securities to 3.96% in 2004 from 4.09% in 2003 was more than offset by a $44.8 million or 48.6% increase in the average balance. A decrease in the average yield on loans receivable to 5.93% in 2004 compared to 6.59% in 2003 offset a $23.4 million increase in the average balance of such assets.

INTEREST EXPENSE. Interest expense increased $310,000 or 2.2% to $14.2 million for the year ended December 31, 2004 compared to $13.9 million for the prior year. The increase was due primarily to increases in the average balances of FHLB advances and other borrowings. The average balance of FHLB advances increased $21.6 million or 14.6% to $169.7 million in 2004 from $148.1 million in 2003. The increase in the average balance more than offset a decrease in the average cost to 4.44% in 2004 from 4.73% in 2003. The average balance of other borrowings increased $2.5 million or 16.2% to $17.7 million in 2004 from $15.2 million in 2003. The increase in the average balance of other borrowings was accompanied by an increase in the average cost of other borrowings to 0.66% in 2004 from 0.45% in 2003. Interest expense on deposits decreased $261,000 or 3.8% to $6.6 million in 2004 from $6.8 million in 2003 due to a decrease in the average cost to 1.88% in 2004 from 2.11% in 2003. The decrease in cost was partially offset by an increase in the average balance of deposits to $349.0 million for 2004 compared to $322.8 million for 2003.

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

                                                                        Years Ended December 31,
                                            ----------------------------------------------------------------------------------
                                                              2004                                      2003
                                            ----------------------------------------  ----------------------------------------
                                               Average                    Average        Average                    Average
                                               Balance      Interest     Yield/Rate      Balance      Interest     Yield/Rate
                                            ------------- ------------  ------------  ------------- ------------  ------------
                                                                          (Dollars in Thousands)
Interest-earning assets:
     Investment securities(1)                  $ 84,320       $2,423          2.87%       $ 78,351     $ 2,090          2.67%
     Mortgage-backed securities                 136,864        5,421          3.96          92,108       3,770          4.09
     Loans receivable(2)                        384,990       22,821          5.93         361,548      23,828          6.59
     Other interest-earning assets               16,554          184          1.11          27,566         309          1.12
                                            ------------- ------------                ------------- ------------
       Total interest-earning assets            622,728       30,849          4.95%        559,573      29,997          5.36%
                                                          ------------  ------------                ------------  ------------
     Cash and non-interest bearing
       balances                                  17,241                                     12,069
     Other non-interest-earning assets           11,157                                     11,338
                                            -------------                             -------------
       Total assets                            $651,126                                   $582,980
                                            =============                             =============
Interest-bearing liabilities:
  Deposits:
     Savings and money market accounts         $120,748        1,065          0.88%       $107,291       1,068          1.00%
     Checking accounts                           52,804           44          0.08          46,433          51          0.11
     Certificate accounts                       175,492        5,452          3.11         169,058       5,703          3.37
                                            ------------- ------------                ------------- ------------
       Total deposits                           349,044        6,561          1.88         322,782       6,822          2.11
  FHLB advances                                 169,699        7,532          4.44         148,090       7,008          4.73
  Other borrowings                               17,703          116          0.66          15,241          68          0.45
                                            ------------- ------------                ------------- ------------
     Total interest-bearing liabilities         536,446      $14,209          2.65%        486,113     $13,898          2.86%
                                                          ------------  ------------                ------------  ------------
Non-interest-bearing liabilities:
     Non-interest-bearing demand
       accounts                                  45,861                                     36,449
     Real estate tax escrow accounts              2,204                                      2,093
     Other liabilities                            6,028                                      6,194
                                            -------------                             -------------
       Total liabilities                        590,539                                    530,849
     Retained earnings                           60,587                                     52,131
                                            -------------                             -------------
       Total liabilities and retained
         earnings                              $651,126                                   $582,980
                                            =============                             =============
     Net interest-earning assets               $ 86,282                                   $ 73,460
                                            =============                             =============
     Net interest income; average
       Interest rate spread                                  $16,640          2.30%                    $16,099          2.50%
                                                          ============  ============                ============  ============
     Net interest margin(3)                                                   2.67%                                     2.88%
                                                                        ============                              ============

---------------------------
(1) Investment securities for the 2004 period include 26 non-taxable municipal bonds with an aggregate average balance of $3.4 million and an average yield of 4.3%. Investment securities for the 2003 period include one non-taxable municipal bond in the amount of $180,000 and a yield of 3.9%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.
(2) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)     Equals net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS. The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                               2004 vs. 2003
                                  ----------------------------------------
                                   Increase (Decrease) Due to
                                  ----------------------------
                                                                  Total
                                                       Rate/     Increase
                                   Rate     Volume     Volume   (Decrease)
                                  ------   --------   --------  ----------
                                          (Dollars in Thousands)

        Interest income:
          Investment securities(1)  $161       $159        $13       $ 333
          Mortgage-backed
            securities              (122)     1,832        (59)      1,651
          Loans receivable, net   (2,397)     1,545       (155)     (1,007)
          Other interest-
            earning assets            (3)      (123)         1        (125)
                                  ------   --------   --------  ----------
           Total interest-
             earning assets       (2,361)     3,413       (200)        852
                                  ------   --------   --------  ----------
        Interest expense:
          Savings accounts          (122)       134        (15)         (3)
          Checking accounts          (12)         7         (2)         (7)

          Certificate accounts      (451)       217        (17)       (251)
                                  ------   --------   --------  ----------
            Total deposits          (585)       358        (34)       (261)
          FHLB advances             (435)     1,023        (64)        524

          Other borrowings            32         11          5          48
                                  ------   --------   --------  ----------
           Total interest-
             bearing liabilities    (988)     1,392        (93)        311
                                  ------   --------   --------  ----------
        Increase (decrease) in
          net interest income    $(1,373)    $2,021      $(107)       $541
                                  ======   ========   ========  ==========

---------------
(1) Investment securities for the 2004 period include 26 non-taxable municipal bonds with an aggregate average balance of $3.4 million and an average yield of 4.3%. Investment securities for the 2003 period include one non-taxable municipal bond in the amount of $180,000 and a yield of 3.9%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.

PROVISION FOR LOAN LOSSES. For the year ended December 31, 2004 our provision for loan losses was $45,000 compared to $375,000 for the year ended December 31, 2003. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. At December 31, 2004 we had $227,000 of non-performing assets and our allowance for loan losses amounted to $1.4 million. Our non-performing loans as a percentage of total loans receivable was 0.06% at December 31, 2004 and 0.13% at December 31, 2003. For the year ended December 31, 2004 our net loan charge-offs amounted to $88,000. Net loan charge-offs amounted to $733,000 for the year ended December 31, 2003 of which $671,000 related to one borrower.

NON-INTEREST INCOME. Total non-interest income increased $383,000 or 20.6% to $2.2 million for the year ended December 31, 2004 compared to $1.9 million for the year ended December 31, 2003. Contributing to the increase was a $318,000 or 20.8% increase in service charge income, particularly fees earned on our overdraft protection program which we began offering in May 2003. Our loss on derivative instruments improved to $141,000 for the year ended December 31, 2004 compared to $407,000 for the year ended December 31, 2003. These changes were somewhat offset as $190,000 of combined gains on sales of loans and property that were recognized in 2003 did not recur in 2004.

NON-INTEREST EXPENSE. Our total non-interest expense for the year ended December 31, 2004 amounted to $12.0 million representing an increase of $543,000 from the year ended December 31, 2003. The increase for the year ended December 31, 2004 when compared to the prior year was due primarily to increases in salaries and employee benefits expense, the largest component of non-interest expense, and data processing expense. The $460,000 or 7.7% increase in salaries and employee benefits expense to $6.4 million in 2004 from $6.0 million in 2003 was due primarily to normal merit increases in salaries and an increase in staffing levels. Our data processing expense increased $101,000 or 8.7% to $1.3 million in 2004 from $1.2 million in 2003 as a result of increased deposits and deposit activity. The increase in deposit activity result in an increase in our data processing expense as data processing expense is dependent in part on the number of deposit transactions that are processed. These increases were partially offset by decreases of $131,000 and $64,000 in ATM expense and advertising and promotions expense, respectively. The decrease in ATM expense was due to certain savings negotiated during a contract renewal in 2004. The decrease in advertising and promotions was due to higher expenditures in 2003 to promote the opening of new branches in that year.

INCOME TAX EXPENSE. Income tax expense for the year ended December 31, 2004 amounted to $2.3 million, compared to $2.0 million for the year ended December 31, 2003. The increase in income tax expense was due primarily to the increase in our pre-tax income. Our effective income tax rate remained relatively consistent at 33.2% and 33.1% for the years ended December 31, 2004 and 2003, respectively.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

General. We reported net income of $4.1 million for the year ended December 31, 2003 compared to $4.4 million for the year ended December 31, 2002. The primary reason for the decrease was a $1.1 million decrease in net interest income in 2003 compared to 2002. The low interest rate environment which prevailed throughout 2003 contributed to the trend of net interest spread and margin compression that we have faced in recent periods. Our net interest margin decreased by 62 basis points to 2.88% in 2003 compared to 3.50% in 2002. Our net interest rate spread decreased by 53 basis points to 2.50% in 2003 compared to 3.03% in 2002. Again, the compression in our net interest margin and net interest spread in 2003 compared to 2002 in large part reflects the low interest rate environment that prevailed throughout 2003. The low interest rate environment had the effect of reducing the average yields earned on our interest-earning assets to a greater degree than it reduced the average rate paid on our interest-bearing liabilities. In addition, our non-interest expense increased in 2003 compared to 2002, due primarily to higher salary and benefit costs. The effects of the reduction in net interest income and the increase in non-interest expense were partially offset by a $1.1 million increase in non-interest income due primarily to fees earned on our overdraft protection program, which we began offering in May 2003, and an improvement in the amount of loss on derivative instruments.

INTEREST INCOME. Our total interest income amounted to $30.0 million for the year ended December 31, 2003 compared to $31.8 million for the year ended December 31, 2002. The primary reason for the decrease in interest income in 2003 compared to 2002 was a decrease in the average yields earned on interest-earning assets which was partially offset by an increase in the average balance of investment and mortgage-backed securities. Interest income on net loans receivable amounted to $23.8 million in 2003 compared to $26.7 million in 2002. The $2.8 million or 10.7% decrease was due to a 69 basis point decrease in the average yield earned to 6.59% in 2003 compared to 7.28% in 2002. Interest earned on investment and mortgage-backed securities increased by $1.0 million in 2003 compared to 2002 due to increases of $45.9 million and $31.7 million, respectively, in the average balance of our mortgage-backed and investment securities portfolios. The increases in average balances of our mortgage-backed and investment securities more than offset declines of 184 basis points and 152 basis points, respectively, in the average yields earned. The declines in the average yields earned on interest-earning assets in 2003 compared to 2002 primarily reflects the continuing low market rates of interest during the period.

INTEREST EXPENSE. Our total interest expense amounted to $13.9 million for the year ended December 31, 2003 compared to $14.6 million for the year ended December 31, 2002, a decrease of $685,000 or 4.7%. The reason for the decrease in interest expense in 2003 compared to 2002 was a decrease in the average rates paid on all of our interest-bearing liabilities which more than offset the effects of increases in the average balances of our deposits, FHLB advances and other borrowings. Interest paid on deposit accounts decreased by $1.4 million in 2003 compared to 2002. The average rate paid on total deposits was 2.11% in 2003 compared to 2.77% in 2002. The average balance of our total deposits increased by $26.4 million in 2003 compared to 2002. The average balance of our FHLB advances increased by $31.4 million in 2003 compared to 2002, while the average interest rate paid declined to 4.73% in 2003 compared to 5.39% in 2002.

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

                                                                         Years Ended December 31,
                                            ----------------------------------------------------------------------------------
                                                              2004                                      2003
                                            ----------------------------------------  ----------------------------------------
                                               Average                    Average        Average                    Average
                                               Balance      Interest     Yield/Rate      Balance      Interest     Yield/Rate
                                            ------------- ------------  ------------  ------------- ------------  ------------
                                                                           (Dollars in Thousands)
Interest-earning assets:
     Investment securities(1)                  $ 78,351      $ 2,090          2.67%      $ 46,665     $  1,955        4.19%
     Mortgage-backed securities                  92,108        3,770          4.09         46,249        2,744        5.93
     Loans receivable(2)                        361,548       23,828          6.59        366,246       26,674        7.28
     Other interest-earning assets               27,566          309          1.12         32,460          424        1.31
                                            ------------- ------------                ------------- ------------
       Total interest-earning assets            559,573       29,997          5.36%       491,620       31,797        6.47%
                                                          ------------  ------------                ------------  ------------
     Cash and non-interest bearing
       balances                                  12,069                                     4,849
     Other non-interest-earning assets           11,338                                    11,149
                                            -------------                             -------------
       Total assets                            $582,980                                  $507,618
                                            =============                             =============
Interest-bearing liabilities:
  Deposits:
     Savings and money market accounts         $107,291        1,068          1.00%      $ 89,659       1,524         1.70%
     Checking accounts                           46,433           51          0.11         42,632          58         0.14
     Certificate accounts                       169,058        5,703          3.37        164,089       6,631         4.04
                                            ------------- ------------                ------------- ------------
       Total deposits                           322,782        6,822          2.11        296,380       8,213         2.77
  FHLB advances                                 148,090        7,008          4.73        116,689       6,288         5.39
  Other borrowings                               15,241           68          0.45         10,304          82         0.80
                                            ------------- ------------                ------------- ------------
     Total interest-bearing liabilities         486,113      $13,898          2.86%       423,373     $14,583         3.44%
                                                          ------------  ------------                ------------  ------------
Non-interest-bearing liabilities:
     Non-interest-bearing demand
       accounts                                  36,449                                    28,935
     Real estate tax escrow accounts              2,093                                     2,204
     Other liabilities                            6,194                                     5,073
                                            -------------                             -------------
       Total liabilities                        530,849                                   459,585
     Retained earnings                           52,131                                    48,033
                                            -------------                             -------------
       Total liabilities and retained
         earnings                              $582,980                                  $507,618
                                            =============                             =============
     Net interest-earning assets              $  73,460                                  $ 68,247
                                            =============                             =============
     Net interest income; average
       Interest rate spread                                  $16,099          2.50%                   $17,214         3.03%
                                                          ============  ============                ============  ============
     Net interest margin(3)                                                   2.88%                                   3.50%
                                                                        ============                              ============

---------------------------
(1) Investment securities include in all periods one non-taxable municipal bond in the amount of $180,000 and a yield of 3.9%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.
(2) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)     Equals net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS. The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.


                                                 2003 vs. 2002
                                  ----------------------------------------
                                   Increase (Decrease) Due to
                                  ----------------------------
                                                                  Total
                                                       Rate/     Increase
                                   Rate     Volume     Volume   (Decrease)
                                  ------   --------   --------  ----------
                                          (Dollars in Thousands)

     Interest income:
       Investment securities(1)    $(710)    $1,327      $(482)      $ 135
       Mortgage-backed
         securities                 (851)     2,722       (845)      1,026
       Loans receivable, net      (2,536)      (343)        33      (2,846)
       Other interest-
         earning assets              (60)       (64)         9        (115)
                                  ------   --------   --------  ----------
       Total interest-
         earning assets           (4,157)     3,642     (1,285)     (1,800)
                                  ------   --------   --------  ----------
     Interest expense:
       Savings and money
         market accounts            (631)       299       (124)       (456)
       Checking accounts             (11)         5         (1)         (7)
       Certificate accounts       (1,096)       201        (33)       (928)
                                  ------   --------   --------  ----------
         Total deposits           (1,738)       505       (158)     (1,391)
       FHLB advances                (766)     1,692       (206)        720
       Other borrowings              (36)        38        (16)        (14)
                                  ------   --------   --------  ----------
         Total interest-
           bearing liabilities    (2,540)     2,235       (380)       (685)
                                  ------   --------   --------  ----------
     Increase (decrease) in
       net interest income       $(1,617)    $1,407      $(905)    $(1,115)
                                  ======   ========   ========  ==========

PROVISION FOR LOAN LOSSES. Our provision for loan losses amounted to $375,000 in 2003 compared to $500,000 in 2002. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio.Our allowance for loan losses was $1.5 million at December 31, 2003 compared to $1.8 million at December 31, 2002. Total loan charge-offs were $760,000 in 2003 compared to $298,000 in 2002. Of the $760,000 of loan charge-offs in 2003, $671,000 was charged-off in the first quarter with respect to one letter of credit which was placed on non-accrual status in 2002. The $298,000 in charge-offs in 2002 was with respect to one commercial loan. This commercial loan was to an affiliate of the borrower responsible for the previously discussed charge-off in the first quarter of 2003. Both of these relationships were placed on non-accrual status in 2002. In addition, the financial difficulties of the borrower and affiliated entities which became known in 2002 and the non-performance of these related loans was part of the reason for the higher level of our provision for loan losses in 2002 compared to 2003.

NON-INTEREST INCOME. Our non-interest income increased by $1.1 million or 151.1% to $1.9 million for the year ended December 31, 2003 compared to $741,000 for the year ended December 31, 2002. A principal reason for the increase in non-interest income in 2003 compared to 2002 was a $599,000, or 64.4%, increase in service charges to $1.5 million in 2003 compared to $930,000 in 2002, which was due primarily to fees generated by our overdraft protection program. Our non-interest income also was affected by a $559,000 improvement in the amount of loss on derivative instruments to a loss of $407,000 for 2003 compared to a $966,000 loss for 2002. The loss on derivative instruments for the year ended December 31, 2003 consisted of a realized amount of $770,000 of payments made by us to the contra parties under our interest rate cap and swap agreements which was partially offset by an unrealized gain of $363,000. For the year ended December 31, 2002, the loss on derivative instruments consisted of $170,000 in realized payments to the contra parties and an unrealized loss of $795,000 on our interest rate swap and cap agreements. In addition, the increase in non-interest income in 2003 compared to 2002 was due to a $146,000 gain on the sale of property in 2003 compared to no such gain in 2002. The gain recorded in 2003 reflects our sale of an equity investment in a property held for development and our sale of one property held as real estate owned.

NON-INTEREST EXPENSE. Our non-interest expense increased by $862,000 or 8.1% to $11.5 million for the year ended December 31, 2003 compared to $10.6 million for the year ended December 31, 2002. The primary reasons for the increase in non-interest expense were increases in salary and employee benefits expense of $421,000, increases in net occupancy expense of $144,000, increases in advertising and promotions cost of $55,000, an increase in ATM expense of $51,000 and increases in other non-interest expenses of $151,000. The increase in salary and employee benefits expense in 2003 compared to 2002 was 7.6% and was due primarily to normal merit increases and increases in full-time personnel. The increase in occupancy costs was due to the expansion of our branch network. The increase in ATM expense was due to an increase in the amount of transactions, largely as a result of our increased deposit base. The increase in other non-interest expenses was due primarily to increases in costs related to our overdraft protection program of $76,000 and increased group insurance costs of $84,000.

INCOME TAX EXPENSE. Our income tax expense decreased by $446,000 or 18.1% to $2.0 million for the year ended December 31, 2003 compared to $2.5 million for the year ended December 31, 2002. The decrease in income tax expense was due primarily to the decrease in pre-tax income. Our effective Federal tax rate was 33.1% for the year ended December 31, 2003 compared to 36.1% for the year ended December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
              RISK

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

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee at Abington Bank, which is comprised of our President and Chief Executive Officer, three Senior Vice Presidents and two Vice Presidents of Lending, and which is responsible for reviewing our asset/liability policies and interest rate risk position. The Asset/Liability Committee meets on a regular basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

        o we have increased our originations of shorter term loans and/or loans with adjustable rates of interest, particularly construction loans, commercial real estate and multi-family residential mortgage loans and home equity lines of credit;

        o we have attempted to match fund a portion of our securities portfolio with borrowings having similar expected lives;

        o we have reduced our reliance on certificates of deposit as a funding source and increased the amount of our transaction accounts;

        o we have attempted, where possible, to extend the maturities of our deposits and borrowings;

        o we have invested in securities with relatively short anticipated lives, generally three to five years, and increased our holding of liquid assets; and

        o on occasion, we have utilized certain off-balance sheet derivative products, consisting of interest rate cap and swap agreements, in our efforts to protect our net interest income from sudden shifts.

GAP ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a positive 0.57% at December 31, 2004, compared to a negative 1.78% at December 31, 2003. Part of the reason that we determined several years ago to increase our originations of commercial real estate and multi-family residential real estate loans, construction loans, home equity lines and commercial business loans, all of which generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, was, in part, to increase the amount of our interest rate sensitive assets in the one- to three-year time horizon. By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding December 31, 2004, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2004, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 10% to 26%. The annual prepayment rate for mortgage-backed securities is assumed to range from 9% to 63%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," of 16%, 12.5% and 0%, respectively.

                                                      More than      More than     More than
                                        6 Months      6 Months        1 Year        3 Years        More than
                                        or Less       to 1 Year      to 3 Years    to 5 Years       5 Years     Total Amount
                                     -------------  -------------  -------------  -------------  -------------  ------------
                                                                     (Dollars in Thousands)
Interest-earning assets(1):
  Loans receivable(2)                   $150,455        $25,958       $ 86,553       $ 64,151        $85,539       $412,656
  Mortgage-backed securities              25,260         20,576         53,897         34,710         30,289        164,732
  Investment securities                   14,729            297         37,482         21,500         22,826         96,834
  Other interest-earning assets            7,452             --             --             --             --          7,452
                                     -------------  -------------  -------------  -------------  -------------  ------------
     Total interest-earning
       assets                            197,896         46,831        177,932        120,361        138,654        681,674
                                     =============  =============  =============  =============  =============  ============
Interest-bearing liabilities:
  Savings and money market
    accounts                             $18,727        $18,727       $ 47,048       $ 21,647        $19,055       $125,204
  Checking accounts                           --             --             --             --         59,719         59,719
  Certificate accounts                    38,855         35,623         85,352         10,567         12,374        182,771
  FHLB advances                          103,714         12,115         23,309         18,262         13,266        170,666
  Other borrowed money                    12,866             --             --             --             --         12,866
                                     -------------  -------------  -------------  -------------  -------------  ------------
     Total interest-bearing
      liabilities                        174,162         66,464        155,709         50,476        104,414        551,226
                                     =============  =============  =============  =============  =============  ============

Interest-earning assets less
   interest-bearing liabilities          $23,734      $(19,633)     $   22,223        $69,885        $34,240       $130,448
                                     =============  =============  =============  =============  =============  ============

Cumulative interest-rate
   sensitivity gap(3)                    $23,734        $ 4,101       $ 26,324        $96,209       $130,449
                                     =============  =============  =============  =============  =============

Cumulative interest-rate
  gap as a percentage of total
  assets at December 31, 2004              3.31%          0.57%          3.67%         13.40%         18.17%
                                     =============  =============  =============  =============  =============

Cumulative interest-earning
  assets as a percentage of
  cumulative interest-bearing
  liabilities at December 31,
  2004                                   113.63%        101.70%        106.64%        121.53%        123.67%
                                     =============  =============  =============  =============  =============

---------------------
(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

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

NET PORTFOLIO VALUE AND NET INTEREST INCOME ANALYSIS. Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value ("NPV") and net interest income ("NII") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2004 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.


     Change in                                                                         NPV as % of Portfolio
   Interest Rates                       Net Portfolio Value                               Value of Assets
  In Basis Points     -------------------------------------------------------  -------------------------------------
    (Rate Shock)           Amount            $ Change           % Change           NPV Ratio            Change
--------------------  -----------------  -----------------  -----------------  -----------------  ------------------
                                                          (Dollars in Thousands)
      300bp                $ 80,800          $(25,745)            (24.16)%             11.55%              (280)bp
      200                    90,651           (15,894)            (14.92)              12.69               (165)
      100                   101,622            (4,923)             (4.62)              13.93                (41)
     Static                 106,545                --                 --               14.34                 --
      (100)                 100,535            (6,010)             (5.64)              13.48                (86)
      (200)                  89,594           (10,941)            (10.88)              12.04               (230)
      (300)                  76,501           (13,093)            (14.61)              10.33               (401)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2004.

  Change in Interest Rates in Basis
         Points (Rate Shock)                Net Interest Income               $ Change              % Change
-------------------------------------  ------------------------------  ----------------------  -------------------
                                                    (Dollars in Thousands)
              300bp                               $20,816                       $1,478                   7.64%
              200                                  20,174                          836                   4.32
              100                                  19,826                          488                   2.52
             Static                                19,338                           --                     --
              (100)                                18,688                         (650)                 (3.36)
              (200)                                17,654                       (1,684)                 (8.71)
              (300)                                16,561                       (2,777)                (14.36)

The above table indicates that as of December 31, 2004, in the event of an immediate and sustained 300 basis point increase in interest rates, Abington Bank's net interest income for the 12 months ending December 31, 2005 would be expected to increase by $1.5 million or 7.64% to $20.8 million.

As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV and NII require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  Abington Community Bancorp, Inc. and subsidiaries:
Jenkintown, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Abington Community Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Abington Community Bancorp, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 23, 2005


ABINGTON COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
----------------------------------------------------------------------------------------------------------------------

                                                                           DECEMBER 31, 2004         DECEMBER 31, 2003
                                                                           -------------------------------------------
ASSETS

Cash and due from banks                                                      $  24,867,784             $  11,483,730
Interest-bearing bank balances                                                   8,428,048                 8,211,895
                                                                             -------------             -------------
    Total cash and cash equivalents                                             33,295,832                19,695,625
Investment securities held to maturity (estimated fair
  value--2004, $10,336,485)                                                     10,219,764                        --
Investment securities available for sale (amortized cost--
  2004, $77,348,884; 2003, $79,579,757)                                         76,163,951                78,984,495
Mortgage-backed securities held to maturity (estimated fair
  value--2004, $81,322,041; 2003, $42,891,508)                                  81,703,737                43,009,221
Mortgage-backed securities available for sale (amortized cost--
  2004, $83,300,963; 2003, $77,908,514)                                         83,027,943                78,212,883
Loans receivable, net of allowance for loan loss
  (2004, $1,412,697; 2003, $1,455,889)                                         412,655,664               364,619,621
Accrued interest receivable                                                      2,710,162                 2,386,841
Federal Home Loan Bank stock--at cost                                           10,450,100                10,039,300
Property and equipment, net                                                      5,533,085                 5,800,068
Deferred tax asset                                                               1,313,068                 1,062,471
Prepaid expenses and other assets                                                  905,074                   628,431
                                                                             -------------             -------------

TOTAL ASSETS                                                                 $ 717,978,380             $ 604,438,956
                                                                             =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest-bearing                                                      $  37,596,228             $  37,855,415
    Interest-bearing                                                           367,693,829               324,810,757
                                                                             -------------             -------------
      Total deposits                                                           405,290,057               362,666,172
  Advances from Federal Home Loan Bank                                         170,666,374               173,731,623
  Other borrowed money                                                          12,865,521                 8,680,916
  Accrued interest payable                                                         910,040                   943,949
  Advances from borrowers for taxes and insurance                                2,047,151                 2,135,301
  Accounts payable and accrued expenses                                          3,144,536                 3,046,727
                                                                             -------------             -------------

           Total liabilities                                                   594,923,679               551,204,688
                                                                             -------------             -------------

COMMITMENTS AND CONTINGENCIES  (see note 14)

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 10,000,000 shares authorized,
    none issued                                                                         --                        --
  Common stock, $0.01 par value, 40,000,000 shares authorized,
    issued and outstanding: 15,870,000 in 2004                                     158,700                        --
  Additional paid-in capital                                                    69,096,936                        --
  Unallocated common stock held by:
    Employee Stock Ownership Plan (ESOP)                                        (2,046,137)                       --
    Deferred compensation plans trust                                           (1,074,200)                       --
  Retained earnings                                                             57,881,651                53,426,380
  Accumulated other comprehensive loss                                            (962,249)                 (192,112)
                                                                             -------------             -------------

           Total stockholders' equity                                          123,054,701                53,234,268
                                                                             -------------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 717,978,380             $ 604,438,956
                                                                             =============             =============

See notes to consolidated financial statements.


ABINGTON COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------

                                                                             YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------
                                                             2004                     2003                     2002
                                                         --------------------------------------------------------------
INTEREST INCOME:
  Interest on loans                                      $ 22,820,635             $ 23,827,902             $ 26,674,302
  Interest and dividends on investment and
    mortgage-backed securities                              8,027,992                6,168,838                5,122,644
                                                         ------------             ------------             ------------

           Total interest income                           30,848,627               29,996,740               31,796,946

INTEREST EXPENSE:
  Interest on deposits                                      6,561,036                6,822,294                8,213,012
  Interest on Federal Home Loan Bank advances               7,531,886                7,008,352                6,287,684
  Interest on other borrowed money                            115,618                   67,494                   81,944
                                                         ------------             ------------             ------------

           Total interest expense                          14,208,540               13,898,140               14,582,640
                                                         ------------             ------------             ------------

NET INTEREST INCOME                                        16,640,087               16,098,600               17,214,306

PROVISION FOR LOAN LOSSES                                      45,000                  375,000                  500,000
                                                         ------------             ------------             ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                16,595,087               15,723,600               16,714,306
                                                         ------------             ------------             ------------

NON-INTEREST INCOME
  Service charges                                           1,846,622                1,528,524                  929,736
  Rental income                                                52,327                   55,667                   49,710
  Loss on derivative instruments, net                        (140,813)                (406,710)                (965,642)
  Gain on sale of property                                       --                    146,268                     --
  Gain on sale of investments                                    --                       --                     22,625
  Gain on sale of loans                                          --                     44,036                   88,611
  Other income                                                484,682                  492,048                  615,533
                                                         ------------             ------------             ------------

           Total non-interest income                        2,242,818                1,859,833                  740,573
                                                         ------------             ------------             ------------

NON-INTEREST EXPENSES
  Salaries and employee benefits                            6,431,433                5,971,415                5,550,650
  Net occupancy                                             1,163,667                1,157,090                1,012,982
  Depreciation                                                496,477                  539,454                  504,514
  Data processing                                           1,268,339                1,166,936                1,166,639
  ATM expense                                                 291,962                  422,463                  371,798
  Deposit insurance premium                                   113,318                  107,565                  103,493
  Advertising and promotions                                  285,532                  349,448                  294,028
  Other                                                     1,964,477                1,757,848                1,606,454
                                                         ------------             ------------             ------------

           Total non-interest expenses                     12,015,205               11,472,219               10,610,558
                                                         ------------             ------------             ------------

INCOME BEFORE INCOME TAXES                                  6,822,700                6,111,214                6,844,321
                                                         ------------             ------------             ------------

PROVISION FOR INCOME TAXES                                  2,267,429                2,021,192                2,467,238
                                                         ------------             ------------             ------------

NET INCOME                                               $  4,555,271             $  4,090,022             $  4,377,083
                                                         ============             ============             ============

BASIC EARNINGS PER SHARE                                           (1)                     n/a                      n/a

DILUTED EARNINGS PER SHARE                                         (1)                     n/a                      n/a

--------------------------------------------------------------------------------
(1) Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on December 16, 2004, earnings per share for the period from December 16, 2004 to December 31, 2004 is not considered meaningful and is not shown.


See notes to consolidated financial statements.


ABINGTON COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------------------------------

                                                           COMMON
                                                           STOCK
                                                          ACQUIRED                     ACCUMULATED
                                           ADDITIONAL        BY                           OTHER            TOTAL
                                COMMON      PAID-IN        BENEFIT        RETAINED     COMPREHENSIVE    STOCKHOLDERS'  COMPREHENSIVE
                                STOCK       CAPITAL         PLANS         EARNINGS     INCOME (LOSS)       EQUITY          INCOME

BALANCE--JANUARY 1, 2002      $      --   $        --   $         --    $ 44,959,275    $   429,181    $  45,388,456

  Comprehensive income:
    Net income                       --            --             --       4,377,083             --        4,377,083    $ 4,377,083
    Net realized holding
      gain on available
      for sale securities
      arising during the
      period, net of tax
      expense of $425,434
      (1)                            --            --             --              --        825,842          825,842        825,842
                                                                                                                        -----------

  Comprehensive income               --            --             --              --             --               --    $ 5,202,925
                              ---------   -----------   ------------    ------------    -----------    -------------    ===========

BALANCE--DECEMBER 31, 2002           --            --             --      49,336,358      1,255,023       50,591,381

  Comprehensive income:
    Net income                       --            --             --       4,090,022             --        4,090,022    $ 4,090,022
    Net realized holding
      loss on available
      for sale securities
      arising during the
      period, net of tax
      benefit of $745,494
      (1)                            --            --             --              --     (1,447,135)      (1,447,135)    (1,447,135)
                                                                                                                        -----------

  Comprehensive income               --            --             --              --             --               --    $ 2,642,887
                              ---------   -----------   ------------    ------------    -----------    -------------    ===========

BALANCE--DECEMBER 31, 2003           --            --             --      53,426,380       (192,112)      53,234,268

  Comprehensive income:
    Net income                       --            --             --       4,555,271             --        4,555,271    $ 4,555,271
    Net realized holding
      loss on available
      for sale securities
      arising during the
      period, net of tax
      benefit of $396,923
      (1)                            --            --             --              --       (770,137)        (770,137)      (770,137)
                                                                                                                        -----------

  Comprehensive income                                                                                                  $ 3,785,134
                                                                                                                        ===========
  Capitalization of mutual
    holding company                  --            --             --        (100,000)            --         (100,000)
  Issuance of common stock      158,700    69,096,936                                                     69,255,636
  Common stock acquired by
    ESOP                             --            --     (2,046,137)             --             --       (2,046,137)
  Common stock acquired by
    deferred compensation
    plans trust                      --            --     (1,074,200)             --             --       (1,074,200)
                              ---------   -----------   ------------    ------------    -----------    -------------

BALANCE--DECEMBER 31, 2004    $ 158,700   $69,096,936   $ (3,120,337)   $ 57,881,651    $  (962,249)   $ 123,054,701
                              =========   ===========   ============    ============    ===========    =============


(1)     Disclosure of reclassication amount, net of tax, for:                              YEAR ENDED
                                                                                          DECEMBER 31,
                                                                            --------------------------------------------
                                                                                 2004           2003           2002

Net unrealized (depreciation) appreciation arising
  during the year                                                           $   (770,137)  $ (1,447,135)  $    840,775
Less: reclassification adjustment for net gains included in
  net income net of related taxes                                                     --              -         14,933
                                                                            ------------   ------------   ------------

Net unrealized (loss) gain on securities                                    $   (770,137)  $ (1,447,135)  $    825,842
                                                                            ============   ============   ============

See notes to consolidated financial statements.


ABINGTON COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------------

                                                                                             YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------------------
                                                                                   2004               2003               2002
                                                                              ---------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                  $   4,555,271      $   4,090,022      $   4,377,083
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Provision for loan losses                                                        45,000            375,000            500,000
    Depreciation                                                                    496,477            539,454            504,514
    Unrealized (gain) loss on derivative instruments                               (500,500)          (363,462)           795,263
    Gain on sale of loans                                                                --            (44,036)           (88,611)
    Gain on sale of property                                                             --           (146,268)                --
    Gain on sale of investments                                                          --                 --            (22,625)
    Deferred income tax expense (benefit)                                           146,326             38,914           (752,102)
    Deferred loan fees                                                            1,670,599          1,811,274            883,287
    (Accretion) Amortization of:
      Deferred loan fees                                                         (1,719,730)        (2,424,541)          (863,237)
      Premiums and discounts, net                                                   342,307            171,940             (3,703)
    Changes in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                  (323,321)          (279,209)            55,202
      Prepaid expenses and other assets                                            (276,643)            (2,175)           432,488
      Accrued interest payable                                                      (33,909)          (194,411)          (342,370)
      Accounts payable and accrued expenses                                         598,309            659,629            626,937
                                                                              -------------      -------------      -------------

           Net cash provided by operating activities                              5,000,186          4,232,131          6,102,126
                                                                              -------------      -------------      -------------

INVESTING ACTIVITIES:
  Principal collected on loans                                                  135,777,456        184,360,172        141,961,250
  Disbursements for loans                                                      (183,809,368)      (175,718,229)      (164,504,718)
  Purchases of:
    Mortgage-backed securities held to maturity                                 (47,862,570)       (37,289,373)       (10,062,560)
    Mortgage-backed securities available for sale                               (35,222,233)       (61,942,717)       (10,491,464)
    Investments held to maturity                                                (10,220,792)                --                 --
    Investments available for sale                                              (34,263,462)      (109,356,340)       (52,084,119)
    Federal Home Loan Bank stock                                                 (2,911,021)        (3,006,400)        (1,219,300)
    Real estate investment                                                               --                 --           (523,631)
    Property and equipment                                                         (229,494)          (456,760)        (1,404,717)
  Proceeds from:
    Maturities of mortgage-backed securities available for sale                     221,147          5,406,638                 --
    Maturities of investments available for sale                                 36,495,000         72,574,172         38,329,477
    Principal repayments of mortgage-backed securities held to maturity           8,989,832          4,268,486                 --
    Principal repayments of mortgage-backed securities available for sale        29,444,915         18,398,879         16,018,885
    Sale of real estate investment                                                       --            448,000                 --
    Sale of real estate owned                                                            --            178,334                 --
    Sales of Federal Home Loan Bank stock                                         2,500,221                 --                 --
    Sales/disposals of investments                                                       --                 --             22,625
                                                                              -------------      -------------      -------------

           Net cash used in investing activities                               (101,090,369)      (102,135,138)       (43,958,272)
                                                                              -------------      -------------      -------------

FINANCING ACTIVITIES:
  Net increase in demand deposits and savings accounts                           26,366,205         25,284,368          7,351,320
  Net increase (decrease) in certificate accounts                                16,257,680         (6,954,670)        27,926,301
  Net increase (decrease) in other borrowed money                                 4,184,605         (3,256,189)         2,188,354
  Advances from Federal Home Loan Bank                                          352,275,000         61,024,379         55,865,191
  Repayments of advances from Federal Home Loan Bank                           (355,340,249)       (10,053,408)       (40,355,244)
  Net decrease in advances from borrowers for taxes and insurance                   (88,150)          (147,554)          (107,008)
  Proceeds from stock issuance, net of conversion costs and                                                 --                 --
    acquisition of stock for deferred compensation plans trust                   68,181,436                 --                 --
  Acquisition of stock for ESOP                                                  (2,046,137)                --                 --
  Capitalization of mutual holding company                                         (100,000)                --                 --
                                                                              -------------      -------------      -------------

             Net cash provided by financing activities                          109,690,390         65,896,926         52,868,914
                                                                              -------------      -------------      -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                               13,600,207        (32,006,081)        15,012,768

CASH AND CASH EQUIVALENTS--Beginning of year                                     19,695,625         51,701,706         36,688,938
                                                                              -------------      -------------      -------------

CASH AND CASH EQUIVALENTS--End of year                                        $  33,295,832      $  19,695,625      $  51,701,706
                                                                              =============      =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Noncash transfer of real estate investment to loans receivable                                 $   1,955,322
                                                                                                 =============
  Cash paid during the year for:
    Interest on deposits and other borrowings                                 $  14,242,449      $  13,956,551      $  14,844,010
                                                                              =============      =============      =============

    Income taxes                                                              $   2,350,000      $   1,931,135      $   2,051,465
                                                                              =============      =============      =============

See notes to consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------


1.      NATURE OF OPERATIONS

        Abington Community Bancorp, Inc. (the "Company") is a Pennsylvania corporation, which was organized to be a mid-tier holding company for Abington Savings Bank. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name "Abington Bank" (the "Bank" or "Abington Bank"). The Company was organized in conjunction with the Bank's reorganization from the mutual savings bank to the mutual holding company structure in December 2004. Abington Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Abington Mutual Holding Company owns 55% of the Company's outstanding common stock and must continue to own at least a majority of the voting stock of the Company. The Bank is a wholly owned subsidiary of the Company. The Company's results of operations are primarily dependent on the results of the Bank and the Bank's wholly owned subsidiaries, ASB Investment Co., Keswick Services II and its wholly owned subsidiaries, and Abington Corp. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

        The Bank's executive offices are in Jenkintown, Pennsylvania, with seven other branches and four limited service facilities located in nearby Montgomery County and Bucks County neighborhoods. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans that include residential mortgage, commercial, consumer and construction loans. The principal business of ASB Investment Co. is to hold certain investment securities for the Bank. Keswick Services II and its subsidiaries manage the Bank's real estate, including real estate rentals. Abington Corp. is a dormant subsidiary.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION--All significant intercompany transactions and balances have been eliminated.

        USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates are the allowance for loan losses and deferred income taxes.

        CASH AND CASH EQUIVALENTS--For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and interest-bearing deposits with banks, commercial paper and liquid money market funds with original maturities of three months or less.

        INVESTMENT AND MORTGAGE-BACKED SECURITIES--Debt and equity securities are classified and accounted for as follows:

        HELD TO MATURITY--Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balances, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

        AVAILABLE FOR SALE--Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and in the yield of alternative investments, are classified as available for sale. These assets are carried at fair value. Fair value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of retained earnings until realized. Realized gains and losses on the sale of investment and mortgage-backed securities are reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold.

        Management analyzes the securities portfolio on a quarterly basis to determine whether any unrealized losses indicate an impairment, whether such impairment is other-than-temporary, and what, if any, impairment loss should be recognized.

        DERIVATIVE FINANCIAL INSTRUMENTS--The Company recognizes all derivatives as either assets or liabilities in the statements of financial condition and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

        The Company uses interest rate cap and swap agreements to manage its exposure to fluctuations in interest rates on a portion of its fixed rate loans and variable rate deposits. The agreements do not qualify for hedge accounting under Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Gains and losses in the fair value of the cap and swap agreements, as well as amounts paid or received under the agreements, are recognized in a separate line item, loss on derivative instruments, net, included in non-interest income in the Company's consolidated statements of income during the period in which they accrue. The Company does not hold any derivative financial instruments for trading purposes.

        In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 amends and clarifies accounting for derivative instruments and hedging activities under Statement 133. In addition, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial position or results of operations.

        ALLOWANCE FOR LOAN LOSSES--The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

        The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

        The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Impairment losses are included in the provision for loan losses.

        LOANS HELD FOR SALE AND LOANS SOLD--The Company originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment.

        Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Company had no loans classified as held for sale at December 31, 2004 and 2003.

        The Company assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. At December 31, 2004 and 2003, mortgage servicing rights of $72,000 and $91,000, respectively, were included in other assets. No valuation allowance is deemed necessary for any of the periods presented.

        Amortization of the servicing asset totaled $19,000, $43,000 and $23,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        REAL ESTATE OWNED--Real estate properties acquired through foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. Net revenue and expenses from operations and additions to the valuation allowance are included in gain or loss on foreclosed real estate.

        REAL ESTATE INVESTMENT--Real estate investment is carried at lower of cost, including cost of improvements, or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed.

        PROPERTY AND EQUIPMENT--Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the related assets. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized.

        OTHER BORROWED MONEY--The Company enters into overnight repurchase agreements with commercial checking account customers. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of financial condition. Securities pledged as collateral under agreements to repurchase are reflected as assets in the consolidated statements of financial condition.

        LOAN ORIGINATION AND COMMITMENT FEES--The Company defers loan origination and commitment fees, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the level-yield method.

        INTEREST ON LOANS--The Company recognizes interest on loans on the accrual basis. Income recognition is generally discontinued when a loan becomes 90 days or more delinquent. Any interest previously accrued is deducted from interest income. Such interest ultimately collected is credited to income when collection of principal and interest is no longer in doubt.

        INCOME TAXES--Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

        COMPREHENSIVE INCOME--The Company presents as a component of comprehensive income the amounts from transactions and other events which currently are excluded from the consolidated statements of income and are recorded directly to retained earnings. These amounts consist of unrealized holding gains (losses) on available for sale securities.

        UNALLOCATED COMMON STOCK--Stock held in treasury by the Company, including unallocated stock held by certain benefit plans, is accounted for using the cost method which treats stock held in treasury as a reduction to total shareholders' equity.

        EARNINGS PER SHARE--Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. At December 31, 2004 there were no antidilutive shares. Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on December 16, 2004, earnings per share for the period from December 16, 2004 to December 31, 2004 is not considered meaningful and is not shown.

        ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES--In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on the Company's financial position or results of operations.

        ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS--In October 2002, the FASB issued SFAS No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, which addresses the financial accounting and reporting for the acquisition of all of a financial institution, except for a transaction between two or more mutual companies. This statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor-and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. The effective date of this statement is October 1, 2002. The adoption of SFAS No. 147 did not have a significant effect on the Company's financial position or results of operations.

        GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS--In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, DISCLOSURE OF INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation did not have a significant effect on the Company's financial position or results of operations. At December 31, 2004 and 2003, the Bank had letters of credit outstanding of approximately $11.3 million and $7.7 million, respectively. At December 31, 2004, the uncollateralized portion of the letters of credit extended by the Bank was approximately $215,000.

        RECENT ACCOUNTING PRONOUNCEMENTS--In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 105, APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS, which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

        In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 due to additional proposed guidance. Management is continuing to monitor the developments surrounding EITF 03-1. The amount of other-than-temporary impairment to be recognized depends on market conditions, management's intent and ability to hold investments until a forecasted recovery. Management is following current guidance, which has not had a material impact on the Company.

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), SHARE-BASED Payment, which revises SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R will be effective for the Company's consolidated financial statements issued for periods beginning after June 15, 2005. Management is currently evaluating the effects of the adoption of this Statement on its financial statements. The Company did not issue and does not have outstanding any stock-based compensation during the three year period ending December 31, 2004.

        RECLASSIFICATIONS--Certain items in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the presentation in the 2004 consolidated financial statements.

3.   INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities are summarized as follows:

                                                          HELD TO MATURITY
                                                         DECEMBER 31, 2004
                                ---------------------------------------------------------------
                                                    GROSS            GROSS          ESTIMATED
                                  AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                                    COST            GAINS            LOSSES           VALUE
Debt securities:
  Municipal bonds               $ 10,219,764     $    116,721     $          -     $ 10,336,485
                                ------------     ------------     ------------     ------------

     Total debt securities      $ 10,219,764     $    116,721     $          -     $ 10,336,485
                                ============     ============     ============     ============


                                                         AVAILABLE FOR SALE
                                                         DECEMBER 31, 2004
                                ---------------------------------------------------------------
                                                    GROSS            GROSS          ESTIMATED
                                  AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                                    COST            GAINS            LOSSES           VALUE

Debt securities:
  Agency bonds                  $ 71,489,648     $     55,440     $ (1,152,448)    $ 70,392,640
  Corporate bonds and
    commercial paper                 999,940           14,306           (1,951)       1,012,295
  Municipal bonds                    180,000            3,960                -          183,960
  Certificates of deposit          1,282,000                -                -        1,282,000
                                ------------     ------------     ------------     ------------

     Total debt securities        73,951,588           73,706       (1,154,399)      72,870,895
                                ------------     ------------     ------------     ------------

Equity securities:
  Common stock                         2,510              702           (2,500)             712
  Mutual funds                     3,394,786                -         (102,442)       3,292,344
                                ------------     ------------     ------------     ------------

     Total equity securities       3,397,296              702         (104,942)       3,293,056
                                ------------     ------------     ------------     ------------

Total                           $ 77,348,884     $     74,408     $ (1,259,341)    $ 76,163,951
                                ============     ============     ============     ============


                                                         AVAILABLE FOR SALE
                                                         DECEMBER 31, 2003
                                ---------------------------------------------------------------
                                                    GROSS            GROSS          ESTIMATED
                                  AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                                    COST            GAINS            LOSSES           VALUE
Debt securities:
  Agency bonds                  $ 72,988,418     $    321,800     $   (881,048)    $ 72,429,170
  Corporate bonds and
    commercial paper               1,500,506           36,284                -        1,536,790
  Municipal bonds                    180,000            9,340                -          189,340
  Certificates of deposit          1,579,000                -                -        1,579,000
                                ------------     ------------     ------------     ------------

     Total debt securities        76,247,924          367,424         (881,048)      75,734,300
                                ------------     ------------     ------------     ------------

Equity securities:
  Common stock                         2,510              741           (2,500)             751
  Mutual funds                     3,329,323                -          (79,879)       3,249,444
                                ------------     ------------     ------------     ------------

     Total equity securities       3,331,833              741          (82,379)       3,250,195
                                ------------     ------------     ------------     ------------

Total                           $ 79,579,757     $    368,165     $   (963,427)    $ 78,984,495
                                ============     ============     ============     ============

There were no sales of debt securities during the years ended December 31, 2004 and 2003. During the year ended December 31, 2002, a gross gain of $62,000 and a gross loss of $39,375 was realized on the sale of available-for-sale debt securities.

Included in debt securities are structured notes with federal agencies. These structured notes consist of step-up bonds which provide the agency with the right, but not the obligation, to call the bonds on the step-up date.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    DECEMBER 31, 2004
                                            --------------------------------
                                                                 ESTIMATED
                                              AMORTIZED             FAIR
                                                 COST               VALUE

Due in one year or less                     $  1,283,000        $  1,285,655
Due after one year through five years         59,678,940          58,998,670
Due after five years through ten years        10,989,648          10,540,310
Due after ten years                           12,219,764          12,382,745
                                            ------------        ------------

Total                                       $ 84,171,352        $ 83,207,380
                                            ============        ============

The table below sets forth investment securities which have an unrealized loss positions as of December 31, 2004:

                                                       LESS THAN 12 MONTHS               MORE THAN 12 MONTHS
                                                 ------------------------------     -----------------------------
                                                      GROSS          ESTIMATED          GROSS         ESTIMATED
                                                   UNREALIZED           FAIR         UNREALIZED          FAIR
                                                     LOSSES            VALUE           LOSSES            VALUE
Securities available for sale:
   Government agency securities                   $   (392,850)    $ 30,607,150     $   (759,598)    $ 30,230,050
   Other securities                                     (1,951)         497,195         (104,942)       3,292,344
                                                  ------------     ------------     ------------     ------------

       Total securities available for sale            (394,801)      31,104,345         (864,540)      33,522,394
                                                  ------------     ------------     ------------     ------------

Total                                             $   (394,801)    $ 31,104,345     $   (864,540)    $ 33,522,394
                                                  ============     ============     ============     ============

The table below sets forth investment securities which have an unrealized loss positions as of December 31, 2003:

                                                       LESS THAN 12 MONTHS               MORE THAN 12 MONTHS
                                                 ------------------------------     -----------------------------
                                                      GROSS          ESTIMATED          GROSS         ESTIMATED
                                                   UNREALIZED           FAIR         UNREALIZED          FAIR
                                                     LOSSES            VALUE           LOSSES            VALUE
Securities available for sale:
   Government agency securities                   $   (881,048)    $ 36,807,370
   Other securities                                     (6,369)       1,059,156     $    (76,010)    $  2,189,958
                                                  ------------     ------------     ------------     ------------

       Total securities available for sale            (887,417)      37,866,526          (76,010)       2,189,958
                                                  ------------     ------------     ------------     ------------

Total                                             $   (887,417)    $ 37,866,526     $    (76,010)    $  2,189,958
                                                  ============     ============     ============     ============

At December 31, 2004, securities in a gross unrealized loss position for twelve months or longer consist of 16 securities having an aggregate depreciation of 2.5% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months consist of 16 securities having an aggregate depreciation of 1.3% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company's investment portfolio consists of securities from municipalities and government agencies considered to be low-risk. If held to maturity, the contractual principal and interest payments of the securities are expected to be received in full and the value of the securities is expected to recover. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and the value recovers, and the Company does not intend to sell the securities at a loss. Thus, the unrealized losses are not other-than-temporary. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

4.   MORTGAGE-BACKED SECURITIES

     The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

                                                          HELD TO MATURITY
                                                         DECEMBER 31, 2004
                                ---------------------------------------------------------------
                                                    GROSS            GROSS          ESTIMATED
                                  AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                                    COST            GAINS            LOSSES           VALUE
FNMA pass-through
  certificates                  $ 33,609,534     $    135,032     $   (409,512)    $ 33,335,054
FHLMC pass-through
  certificates                    23,539,633           85,073         (216,836)      23,407,870
Real estate mortgage
  investment conduits             24,554,570           28,116           (3,569)      24,579,117
                                ------------     ------------     ------------     ------------

       Total                    $ 81,703,737     $    248,221     $   (629,917)    $ 81,322,041
                                ============     ============     ============     ============


                                                         AVAILABLE FOR SALE
                                                         DECEMBER 31, 2004
                                ---------------------------------------------------------------
                                                    GROSS            GROSS          ESTIMATED
                                  AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                                    COST            GAINS            LOSSES           VALUE
GNMA pass-through
  certificates                  $    887,920     $     38,887     $          -     $    926,807
FNMA pass-through
  certificates                    13,314,817          289,367          (30,370)      13,573,814
FHLMC pass-through
  certificates                    59,823,297          420,808         (944,709)      59,299,396
Real estate mortgage
  investment conduits              9,274,929            7,117          (54,120)       9,227,926
                                ------------     ------------     ------------     ------------

       Total                    $ 83,300,963     $    756,179     $ (1,029,199)    $ 83,027,943
                                ============     ============     ============     ============

                                                          HELD TO MATURITY
                                                         DECEMBER 31, 2003
                                ---------------------------------------------------------------
                                                    GROSS            GROSS          ESTIMATED
                                  AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                                    COST            GAINS            LOSSES           VALUE
FNMA pass-through
  certificates                  $ 40,275,940     $    345,905     $   (449,890)    $ 40,171,955
FHLMC pass-through
  certificates                     2,733,281                -          (13,728)       2,719,553
                                ------------     ------------     ------------     ------------

       Total                    $ 43,009,221     $    345,905     $   (463,618)    $ 42,891,508
                                ============     ============     ============     ============


                                                         AVAILABLE FOR SALE
                                                         DECEMBER 31, 2003
                                ---------------------------------------------------------------
                                                    GROSS            GROSS          ESTIMATED
                                  AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                                    COST            GAINS            LOSSES           VALUE
GNMA pass-through
  certificates                  $  1,575,087     $     77,829     $     (8,613)    $  1,644,303
FNMA pass-through
  certificates                    11,790,003          236,737          (13,144)      12,013,596
FHLMC pass-through
  certificates                    58,687,031          442,747         (412,742)      58,717,036
Real estate mortgage
  investment conduits              5,856,393           11,017          (29,462)       5,837,948
                                ------------     ------------     ------------     ------------

       Total                    $ 77,908,514     $    768,330     $   (463,961)    $ 78,212,883
                                ============     ============     ============     ============

There were no sales of mortgage-backed securities during the years ended December 31, 2004, 2003 and 2002.

The table below sets forth mortgage-backed securities which have an unrealized loss positions as of December 31, 2004:

                                                       LESS THAN 12 MONTHS               MORE THAN 12 MONTHS
                                                 ------------------------------     -----------------------------
                                                      GROSS          ESTIMATED          GROSS         ESTIMATED
                                                   UNREALIZED           FAIR         UNREALIZED          FAIR
                                                     LOSSES            VALUE           LOSSES            VALUE
Securities held to maturity:
  Mortgage-backed securities                      $   (233,538)    $ 22,273,458     $   (396,379)    $ 17,169,143
                                                  ------------     ------------     ------------     ------------

      Total securities held to maturity               (233,538)      22,273,458         (396,379)      17,169,143
                                                  ------------     ------------     ------------     ------------

Securities available for sale:
  Mortgage-backed securities and
    collateralized mortgage obligations           $   (199,104)    $ 24,610,156     $   (830,095)    $ 33,161,710
                                                  ------------     ------------     ------------     ------------

      Total securities available for sale             (199,104)      24,610,156         (830,095)      33,161,710
                                                  ------------     ------------     ------------     ------------

Total                                             $   (432,642)    $ 46,883,614     $ (1,226,474)    $ 50,330,853
                                                  ============     ============     ============     ============

The table below sets forth mortgage-backed securities which have an unrealized loss positions as of December 31, 2003:

                                                       LESS THAN 12 MONTHS               MORE THAN 12 MONTHS
                                                 ------------------------------     -----------------------------
                                                      GROSS          ESTIMATED          GROSS         ESTIMATED
                                                   UNREALIZED           FAIR         UNREALIZED          FAIR
                                                     LOSSES            VALUE           LOSSES            VALUE
Securities held to maturity:
  Mortgage-backed securities                      $   (463,618)    $ 21,520,348
                                                  ------------     ------------

      Total securities held to maturity               (463,618)      21,520,348
                                                  ------------     ------------

Securities available for sale:
  Mortgage-backed securities and
    collateralized mortgage obligations           $   (462,619)    $ 40,654,472     $     (1,342)    $     71,667
                                                  ------------     ------------     ------------     ------------

      Total securities available for sale             (462,619)      40,654,472           (1,342)          71,667
                                                  ------------     ------------     ------------     ------------

Total                                             $   (926,237)    $ 62,174,820     $     (1,342)    $     71,667
                                                  ============     ============     ============     ============

At December 31, 2004, securities in a gross unrealized loss position for twelve months or longer consist of 18 securities having an aggregate depreciation of 2.4% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months consist of 16 securities having an aggregate depreciation of 0.9% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, all of the Company's mortgage-backed securities portfolio consists of securities from FNMA, FHLMC and GNMA considered to be low-risk. If held to maturity, the contractual principal and interest payments of the securities are expected to be received in full and the value of the securities is expected to recover. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and the value recovers, and the Company does not intend to sell the securities at a loss. Thus, the unrealized losses are not other-than-temporary. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

5.   DERIVATIVE FINANCIAL INSTRUMENTS

The Company has derivative financial instruments which are used to manage interest rate risks.

At December 31, 2004 and 2003, the Bank is party to two swap agreements with terms expiring in June 2005, and December 2005. Under the June 2005 agreement, the Bank either receives or pays, on a quarterly basis, the amount by which the ten-year Constant Maturity Treasurty ("CMT") exceeds or falls below 5.57% on the notional amount of $15 million. This agreement effectively changed a portion of the Bank's fixed rate mortgage portfolio to a variable rate of interest. Under the December 2005, agreement, the Bank either receives or pays on a quarterly basis, the amount by which the three month LIBOR exceeds or falls below 2.59% on the notional amount of $15 million. This agreement effectively changed the Bank's variable rate money market accounts to a fixed rate of interest.

At December 31, 2003 the Bank was also party to an additional swap agreement with a term that expired in December 2004. Under the December 2004 agreement, the Bank either received or paid, on a quarterly basis, the amount by which the ten-year CMT exceeded or fell below 5.92% on the notional amount of $15 million per contract. This agreement effectively changed a portion of the Bank's fixed rate mortgage portfolio to a variable rate of interest.

At December 31, 2003 the Bank was party to one interest rate cap agreement, with a term that expired in June 2004. Under the June 2004 agreement, the Bank was entitled to receive, on a quarterly basis, the amount, if any, by which the ten-year CMT exceeded 7.535% on the notional amount of $15 million. At December 31, 2002, the Bank was party to two additional interest rate cap agreements that expired in 2003. The Bank's interest rate cap agreements had a fair value of $0 and $4,000 at December 31, 2003 and 2002, respectively. The Bank is not party to any interest rate cap agreements at December 31, 2004.

The swaps do not qualify as hedges under SFAS No. 133. As such, the fair value of the interest rate swaps are reflected as a liability in the accompanying consolidated statements of financial condition with the offset recorded in loss on derivative instruments, net in the consolidated statements of income. The fair value of the swap agreements was $(85,000), and $(569,000) at December 31, 2004 and 2003, respectively.

Amounts paid or received under the cap or swap agreement are recognized in loss on derivative instruments, net in the Company's consolidated statements of income during the period in which they accrue. During the years ended December 31, 2004, 2003, and 2002, the Bank paid $641,313, $770,172, and $170,379, respectively, under the agreements. In addition, the unrealized gains (losses) on derivatives recognized in loss on derivative instruments, net in the Company's consolidated statements of income were $500,500, $363,462, and $(795,263) for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate caps and swaps, but has no off-balance-sheet credit risk of accounting loss. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

6.   LOANS RECEIVABLE--NET

Loans receivable consist of the following:

                                                        DECEMBER 31,
                                             ----------------------------------
                                                   2004              2003
                                             ----------------------------------


One-to four family residential                 $243,705,065      $223,963,193
Multi-family residential and commercial          74,642,109        64,028,754
Construction                                     83,253,027        66,875,399
Home equity lines of credit                      32,048,508        31,185,276
Commercial business loans                         8,539,781        10,402,664
Consumer non-real estate loans                    3,433,536         3,791,527
                                               ------------      ------------

      Total loans                               445,622,026       400,246,813

Less:
  Construction loans in process                 (30,130,703)      (32,699,210)
  Deferred loan fees                             (1,422,962)       (1,472,093)
  Allowance for loan loss                        (1,412,697)       (1,455,889)
                                               ------------      ------------

Loans receivable--net                          $412,655,664      $364,619,621
                                               ============      ============

The Bank has sold and is servicing for others loans in the amounts of approximately $15,268,000, $13,286,000, and $16,613,000 at December 31, 2004,
2003, and 2002, respectively. These loan balances are excluded from the Company's consolidated financial statements.

Certain officers and directors have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties along with an analysis of the activity is summarized as follows:

                                               YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                       2004            2003            2002
                                   --------------------------------------------

Balance--beginning of year          $ 1,241,595     $   861,985     $ 1,149,550
  Additions                             229,878         667,943         166,138
  Repayments                           (543,959)       (288,333)       (453,703)
                                    -----------     -----------     -----------

Balance--end of year                $   927,514     $ 1,241,595     $   861,985
                                    ===========     ==========      ===========

The Bank grants loans primarily to customers in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Following is a summary of changes in the allowance for loan losses:

                                               YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                       2004            2003            2002
                                   --------------------------------------------
Balance--beginning of year          $ 1,455,889     $ 1,813,450     $ 1,590,196
  Provision for loan losses              45,000         375,000         500,000
  Charge-offs                          (146,736)       (760,145)       (297,926)
  Recoveries                             58,544          27,584          21,180
                                    -----------     -----------     -----------
    Charge-offs/recoveries--net         (88,192)       (732,561)       (276,746)
                                    -----------     -----------     -----------

Balance--end of year                $ 1,412,697     $ 1,455,889     $ 1,813,450
                                    ===========     ===========     ===========

The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. During the periods presented, loan impairment was evaluated based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. At December 31, 2004 and 2003, the Company had $0 and $99,000 of loans, respectively, that were determined to be impaired. The $99,000 of impaired loans were to one borrower, and a reserve on these loans is included in the Company's allowance for loan losses at December 31, 2003.

Nonaccrual loans (which consist of smaller balance, homogeneous loans) at December 31, 2004, 2003 and 2002 amounted to approximately $0, $115,000, and $770,000, respectively. Commercial loans and commercial real estate loans are placed on nonaccrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on nonaccrual only when the loan is 90 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at December 31, 2004, 2003 and 2002 amounted to approximately $227,000, $462,000 and $1.3 million, respectively.

Interest payments on impaired loans and nonaccrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. At December 31, 2004 and 2003, no cash basis interest income has been recognized. Interest income foregone on nonaccrual loans was $5,000, $16,000 and $45,000 for years ended December 31, 2004, 2003, and 2002, respectively.

7.   ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following:

                                                            DECEMBER 31,
                                                  ------------------------------
                                                       2004             2003
                                                  ------------------------------

Investments and interest-bearing deposits          $   603,207      $   552,957
Mortgage-backed securities                             593,241          440,596
Loans receivable                                     1,513,714        1,393,288
                                                   -----------      -----------

Total                                              $ 2,710,162      $ 2,386,841
                                                   ===========      ===========

8.   PROPERTY AND EQUIPMENT

Property and equipment is summarized by major classifications as follows:

                                                            DECEMBER 31,
                                                  ------------------------------
                                                       2004             2003
                                                  ------------------------------

Properties and equipment:
  Land and buildings                               $ 3,818,178      $ 3,712,060
  Leasehold improvements                             2,640,527        2,604,373
  Furniture and fixtures                             4,251,201        4,163,979
                                                   -----------      -----------

       Total                                        10,709,906       10,480,412
Accumulated depreciation                            (5,176,821)      (4,680,344)
                                                   -----------      -----------

Total property and equipment, net of
  accumulated depreciation                         $ 5,533,085      $ 5,800,068
                                                   ===========      ===========

Certain office facilities and equipment are leased under various operating leases. The leases range in terms from 1 year to 15 years, some of which include renewal options as well as specific provisions relating to rent increases. Rent expense on those lease agreements that contain incremental increases in rent has not been recognized on a straight-line basis. The difference in expense recognized between straight-line expense and actual expense is immaterial to the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002. Rental expense under operating leases was approximately $427,000, $405,000, and $373,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Future minimum annual rental payments required under noncancelable operating leases are as follows:

                                                                 DECEMBER 31,
                                                                     2004
                                                                --------------


2005                                                            $      426,046
2006                                                                   385,744
2007                                                                   387,196
2008                                                                   339,699
2009                                                                   247,855
Thereafter                                                           1,977,826
                                                                --------------

                                                                $    3,764,366
                                                                ==============

9.   DEPOSITS

Deposits consist of the following major classifications:

                                            DECEMBER 31,
                         ---------------------------------------------------
                                   2004                        2003
                         ------------------------- -------------------------

TYPE OF ACCOUNT               AMOUNT      PERCENT      AMOUNT      PERCENT

Certificates             $ 182,771,378      45.1 %  $ 166,513,698    45.9 %
NOW and MMDA               117,782,800      29.1      104,544,500    28.8
Passbook and club          104,735,879      25.8       91,607,974    25.3
                         -------------    ------    -------------  ------

Total                    $ 405,290,057     100.0 %  $ 362,666,172   100.0 %
                         =============    ======    =============  ======

The weighted average rate paid on deposits at December 31, 2004 and 2003, was 1.62% and 1.84%, respectively. Deposits in amounts greater than $100,000 were approximately $64,924,000 and $58,055,000 at December 31, 2004 and 2003,
respectively, of which approximately $24,983,000 and $29,280,000 were due in one year or less at December 31, 2004 and 2003, respectively.

A summary of certificates by maturities is as follows:

                                            DECEMBER 31,
                         ---------------------------------------------------
                                   2004                        2003
                         ------------------------- -------------------------

TYPE OF ACCOUNT               AMOUNT      PERCENT      AMOUNT      PERCENT

One year or less         $  74,475,925      40.7 %  $  68,358,117    41.1 %
One through three years     85,353,319      46.7       43,290,187    25.9
Three through five years    10,567,336       5.8       42,219,115    25.4
Over five years             12,374,798       6.8       12,646,279     7.6
                         -------------    ------    -------------  ------

Total                    $ 182,771,378     100.0 %  $ 166,513,698   100.0 %
                         =============    ======    =============  ======

10.  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank consist of the following:

                                           DECEMBER 31,
                        -----------------------------------------------------
                                   2004                      2003
                        -------------------------- --------------------------

                                        WEIGHTED                    WEIGHTED
                                        INTEREST                    INTEREST
MATURING PERIOD              AMOUNT        RATE          AMOUNT        RATE

1 to 12 months           $  10,200,000     2.62 %     $  20,000,000    1.00 %
13 to 24 months              4,384,533     2.49           2,000,000    4.63
25 to 36 months              9,532,595     4.07           4,001,982    3.11
37 to 48 months             51,966,104     4.12           9,482,888    4.50
49 to 60 months             18,183,739     4.45          54,847,435    4.11
Over 60 months              76,399,403     5.01          83,399,318    5.00
                         -------------    -----       -------------   -----

Total                    $ 170,666,374     4.42 %     $ 173,731,623    4.18 %
                         =============    =====       =============   =====

The advances are collateralized by all of the Federal Home Loan Bank stock and substantially all qualifying first mortgage loans and mortgage-backed securities.

11.  OTHER BORROWED MONEY

During the years ended December 31, 2004 and 2003, the Bank entered into overnight repurchase agreements with commercial checking account customers. At December 31, 2004 and 2003, the amounts outstanding were $12,865,521 and $8,680,916, respectively. Interest expense on customer repurchase agreements was $115,618, $67,494, and $81,944 for the years ended December 31, 2004, 2003 and
2002, respectively. Collateral for customer repurchase agreements was mortgage-backed securities. The market value of the collateral was approximately equal to the amounts outstanding. The weighted average interest rate on other borrowed money was 1.79% and 0.52% at December 31, 2004 and 2003, respectively. The average balance outstanding was approximately $17,703,251 and $15,241,380 for the years ended December 31, 2004 and 2003 respectively. The maximum amount outstanding at any month-end was $27,685,730 and $21,721,843 for the years ended December 31, 2004 and 2003, respectively.

12.  INCOME TAXES

The income tax provision consists of the following:

                                             YEAR ENDED DECEMBER 31,
                                -----------------------------------------------
                                      2004            2003             2002
                                -----------------------------------------------

Current:
  Federal                        $  2,127,036     $  1,978,578     $  3,001,340
  State                                (5,933)           3,700          218,000
                                 ------------     ------------     ------------

     Total current                  2,121,103        1,982,278        3,219,340
Deferred--Federal                     146,326           38,914         (752,102)
                                 ------------     ------------     ------------

Total income tax provision       $  2,267,429     $  2,021,192     $  2,467,238
                                 ============     ============     ============

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of 34% to income before income taxes:

                                                     YEAR ENDED DECEMBER 31,
                                          ------------------------------------------
                                               2004          2003          2002
                                          ------------- ------------- --------------

                                              AMOUNT        AMOUNT         AMOUNT

At statutory rate                          $ 2,319,718   $ 2,076,982    $ 2,278,150
Increase resulting from:
  State tax--net of federal tax benefit         (3,916)        2,442        143,880
  Other                                        (48,373)      (58,232)        45,208
                                           -----------   -----------    -----------

Total                                      $ 2,267,429   $ 2,021,192    $ 2,467,238
                                           ===========   ===========    ===========

Effective income tax rate                         33.2 %        33.1 %         36.1 %
                                           -----------   -----------    -----------

Items that gave rise to significant portions of the deferred tax accounts are as follows:

                                                                      DECEMBER 31,
                                                           ----------------------------------
                                                                 2004             2003
                                                           ----------------------------------
Deferred tax assets:
  Allowance for loan losses                                  $     480,317    $     495,000
  Deferred compensation                                            839,320          677,749
  Unrealized loss on securities available-for-sale
    and cap and swap contracts                                     524,604          297,974
  Other                                                                  -           74,891
                                                             -------------    -------------

        Total deferred tax assets                                1,844,241        1,545,614
                                                             -------------    -------------

Deferred tax liabilities:
  Property                                                        (201,066)        (221,392)
  Deferred loan fees                                              (259,767)        (261,751)
  Other                                                            (70,340)               -
                                                             -------------    -------------

        Total deferred tax liabilities                           (531,173)         (483,143)
                                                             -------------    -------------

Net deferred tax asset                                       $   1,313,068    $   1,062,471
                                                             =============    =============

The Bank uses the specific charge-off method for computing reserves for bad debts. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at December 31, 2004 and 2003 include approximately $3,250,000 representing bad debt deductions for which no deferred income tax has been provided. This amount represents the Bank's bad debt reserve as of the base year and is not subject to recapture as long as the Bank continues to carry on the business of banking.

A thrift institution required to change its method of computing reserve for bad debts treats such change as a change in a method of accounting determined solely with respect to the "applicable excess reserves" of the institution. The amount of the applicable excess reserves is taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after December 31, 1995. The timing of this recapture may be delayed for a two-year period provided certain residential lending requirements are met. For financial reporting purposes, the Bank has not incurred any additional tax expense. At December 31, 2004, deferred taxes were provided on the difference between the book reserve at December 31, 2003 and the applicable excess reserve in the amount equal to the Bank's increase in the tax reserve from December 31, 1987 to December 31, 2003. Retained earnings at December 31, 2004 and 2003 includes approximately $3,250,000 of income for which no deferred income taxes will need to be provided.

13.  PENSION AND PROFIT SHARING PLANS

The Bank maintains an executive deferred compensation plan for selected executive officers under which the Board of Directors may elect to contribute a portion of the Bank's net profits. The Bank also maintains a board of directors deferred compensation plan into which the Board of Directors may elect to contribute a percentage of their board fees. The expense relating to these plans was approximately $159,000, $169,000, and $188,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Bank maintains a nonqualified pension plan for the Board of Directors and certain officers. The expense relating to this plan was approximately $337,000, $324,000, and $317,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Bank also maintains a 401(k) retirement plan for substantially all of its employees. The Bank will match an employee's contribution at 200% up to a maximum of 5% of the employee's annual gross compensation. The expense incurred for this plan was approximately $330,000, $308,000, and $294,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

In 2004, the Bank established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees. The purchase of shares of the Company's common stock by the ESOP is funded by a loan from the Company. The loan will be repaid principally from the Bank's contributions to the ESOP. Shares of the Company's common stock purchased by the ESOP are held in a suspense account and released for allocation to participants on a pro rata basis as debt service payments are made on the loan. Shares released are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of all eligible plan participants. As the unearned shares are released and allocated among participants, the Bank recognizes compensation expense equal to the current market price of the shares released. From the period December 16, 2004 to December 31, 2004, 152,500 shares of the Company's common stock had been purchased for approximately $2.0 million by the ESOP towards its anticipated total of 571,320 shares for the ESOP. The average purchase price was $13.42 per share. The fair value of the 152,500 shares held by the ESOP at December 31, 2004 was approximately $2.0 million. No shares were released or committed to be released to participants and no compensation expense was recognized for the year ended December 31, 2004.

During 2004, the Bank established a rabbi trust to fund certain benefit plans. Approximately 107,000 shares of the Company's common stock was purchased for $1.1 million by this trust for the benefit of certain officers and directors that acquired shares through our deferred compensation plans.

14.  COMMITMENTS AND CONTINGENCIES

The Bank had approximately $3,700,000 in outstanding mortgage loan commitments at December 31, 2004. The commitments are expected to be funded within 90 days with $3,700,000 in fixed rates ranging from 5.00% to 6.25%. These loans are not originated for resale. Also outstanding at December 31, 2004 were unused lines of credit totaling approximately $58,585,000.

The Bank had approximately $2,945,000 in outstanding mortgage loan commitments at December 31, 2003. The commitments are expected to be funded within 90 days with $1,715,000 in fixed rates ranging from 5.13% to 6.00%. These loans are not originated for resale. Also outstanding at December 31, 2003 were unused lines of credit totaling approximately $51,919,000.

At December 31, 2004 and 2003, the Bank had letters of credit outstanding of approximately $11.3 million and $7.7 million, respectively. At December 31, 2004, the uncollateralized portion of the letters of credit extended by the Bank was approximately $215,000.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company's contingent liabilities, are exposures to limited recourse arrangements with respect to the sales of whole loans and participation interests. At December 31, 2004, the exposure, which represent a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

15.  REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators, that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2004, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004 and 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier I risk-based, total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are presented in the table below:

                                                                                   TO BE WELL CAPITALIZED
                                                                REQUIRED FOR           UNDER PROMPT
                                                             CAPITAL ADEQUACY        CORRECTIVE ACTION
                                         ACTUAL                   PURPOSES               PROVISIONS
                               ------------------------  ------------------------  -----------------------
                                   AMOUNT       RATIO        AMOUNT      RATIO        AMOUNT      RATIO
As of December 31, 2004:
Total Capital
  (to Risk Weighted Assets)
    The Company                $ 125,318,000    29.81 %   $ 33,631,000   8.00 %             N/A      N/A
    The Bank                      90,690,000    21.57       33,631,000   8.00      $ 42,039,000    10.00 %
Tier I Capital
  (to Risk Weighted Assets)
    The Company                  123,905,000    29.47       16,816,000   4.00               N/A      N/A
    The Bank                      89,277,000    21.24       16,816,000   4.00        25,223,000     6.00
Tier I Capital
  (to Average Assets)
    The Company                  123,905,000    17.67       28,045,000   4.00               N/A      N/A
    The Bank                      89,277,000    12.73       28,045,000   4.00        35,057,000     5.00

As of December 31, 2003:
Total Capital
  (to Risk Weighted Assets)
    The Company                          N/A      N/A              N/A    N/A               N/A      N/A
    The Bank                    $ 54,792,000    15.53 %   $ 28,224,000   8.00 %    $ 35,280,000    10.00 %
Tier I Capital
  (to Risk Weighted Assets)
    The Company                          N/A      N/A              N/A    N/A               N/A      N/A
    The Bank                      53,336,000    15.12       14,112,000   4.00        21,168,000     6.00
Tier I Capital
  (to Average Assets)
    The Company                          N/A      N/A              N/A    N/A               N/A      N/A
    The Bank                      53,336,000     8.81       24,212,000   4.00        30,265,000     5.00

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                         DECEMBER 31,
                                   --------------------------------------------------------
                                              2004                         2003
                                   ---------------------------  ---------------------------
                                                   ESTIMATED                    ESTIMATED
                                     CARRYING        FAIR          CARRYING        FAIR
                                      AMOUNT         VALUE          AMOUNT        VALUE
                                         (In Thousands)               (In Thousands)
Assets:
  Cash and cash equivalents         $   33,296    $   33,296     $   19,696     $   19,696
  Investment securities                 86,384        86,500         78,984         78,984
  Mortgage-backed securities           164,732       164,350        121,222        121,104
  Loans receivable--net                412,656       410,388        364,620        368,674

Liabilities:
  Deposits                          $  405,290    $  380,580     $  362,666     $  351,748
  Advances from Federal
    Home Loan Bank                     170,666       174,735        173,732        180,370
  Other borrowed money                  12,866        12,866          8,681          8,681
  Interest rate swaps and caps              85            85            569            569


CASH AND CASH EQUIVALENTS--For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

INVESTMENT AND MORTGAGE-BACKED SECURITIES--The fair value of investment securities and mortgage-backed securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services.

LOANS RECEIVABLE--The fair value of loans is estimated based on present value using approximate current entry-value interest rates applicable to each category of such financial instruments.

DEPOSITS--The fair value of NOW, money market deposits and passbook and club accounts is the amount reported in the consolidated financial statements. The fair value of time certificates is based on a present value estimate using rates currently offered for deposits of similar remaining maturity.

ADVANCES FROM FEDERAL HOME LOAN BANK--The fair value is the amount payable on demand at the reporting date.

OTHER BORROWED MONEY--The fair value is considered to be equal to the carrying amount due to the short-term nature of the instruments.

INTEREST RATE SWAPS AND CAPS--The fair value of the interest rate swaps and caps are based on prices obtained from an independent pricing service.

COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT--The majority of the Bank's commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2004 and 2003 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17.  ABINGTON COMMUNITY BANCORP, INC. (PARENT COMPANY ONLY)

Certain condensed financial information follows:

STATEMENT OF FINANCIAL CONDITION
----------------------------------------------------------------------------------------

                                                                      DECEMBER 31, 2004
                                                                     -------------------
ASSETS

Cash and cash equivalents                                             $      36,766,348
Equity investment in Abington Bank                                           88,426,883
                                                                      -----------------

TOTAL ASSETS                                                          $     125,193,231
                                                                      =================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Accounts Payable                                                  $       2,138,530
                                                                      -----------------

       Total liabilities                                                      2,138,530
                                                                      -----------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
  Common stock, $0.01 par value, 40,000,000 shares authorized,
    issued and outstanding: 15,870,000 in 2004                                  158,700
  Additional paid-in capital                                                 69,096,936
  Unallocated common stock held by:
    Employee Stock Ownership Plan (ESOP)                                     (2,046,137)
    Deferred compensation plans trust                                        (1,074,200)
  Retained earnings                                                          57,881,651
  Accumulated other comprehensive loss                                         (962,249)
                                                                      -----------------

       Total stockholders' equity                                           123,054,701
                                                                      -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     125,193,231
                                                                      =================

Since Abington Community Bancorp, Inc. was formed on December 16, 2004, no condensed statements of income, stockholders' equity and comprehensive income or cash flows are presented due to the insignificant nature of the balances.

18.  CONVERSION AND REORGANIZATION TO MUTUAL HOLDING COMPANY

On April 21, 2004, the Board of Trustees approved a plan of reorganization by which Abington Bank reorganized from a mutual savings bank to a mutual holding company structure. Upon completion of the reorganization on December 16, 2004, Abington Bank became a wholly owned subsidiary of Abington Community Bancorp, Inc. Abington Mutual Holding Company, a Pennsylvania corporation, became the mutual holding company parent of Abington Community Bancorp, Inc. Abington Mutual Holding Company owns 55% of Abington Community Bancorp, Inc.'s outstanding common stock and must continue to own at least a majority of the voting stock of Abington Community Bancorp, Inc. In addition to the shares of Abington Community Bancorp, Inc. which it owns, Abington Mutual Holding Company was capitalized with $100,000 in cash.

As part of the reorganization, approximately 45% of the outstanding common stock was offered to the public. The purchase price was $10.00 per share. All investors (including trustees and officers of Abington Bank) paid the same price per share in the offering. The Company sold 7,141,500 shares of stock to eligible depositors, generating $71.4 million in gross proceeds, and an additional 8,728,500 shares were issued to Abington Mutual Holding Company. Net proceeds were approximately $69.3 million after $2.2 million in conversion costs were deducted. Half of the net proceeds from the offering, approximately $34.6 million, were used by the Company to buy the common stock of the Bank.

As part of the initial public offering, a rabbi trust, which was established by the Bank to fund certain benefit plans, purchased approximately 107,000 shares of the Company's common stock for $1.1 million for the benefit of certain officers and directors that acquired shares through our deferred compensation plans.

Subsequent to the initial public offering, shares of the Company's common stock were purchased by the Bank's employee stock ownership plan ("ESOP"). From the period December 16, 2004 to December 31, 2004, 152,500 shares of the Company's common stock had been purchased for approximately $2.0 million by the ESOP towards its anticipated total of 571,320 shares for the ESOP.



                                     ******

SUPPLEMENTARY DATA

SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table presents summarized quarterly data for each of the last two years.


Three Months Ended:                            December 31,  September 30,   June 30,   March 31,     March 31,
                                               ------------  -------------   --------   ---------     ---------
                                                                                       (Restated)   (As Originally
                                                                                           (2)        Reported)
2004
Total interest income                                $8,426         $7,761     $7,339      $7,323        $7,205
Total interest expense                                3,803          3,601      3,441       3,364         3,408
                                               ------------  -------------   --------   ---------     ---------
Net interest income                                   4,623          4,160      3,898       3,959         3,787
Provision for loan losses                                --             --         --          45            45
                                               ------------  -------------   --------   ---------     ---------
  Net interest income after provision for
    loan losses                                       4,623          4,160      3,898       3,914         3,742
Total non-interest income                               639            509        824         271           550
Total non-interest expense                            3,197          3,044      2,824       2,950         2,950
                                               ------------  -------------   --------   ---------     ---------
Income before income taxes                            2,065          1,625      1,898       1,235         1,342
Income taxes                                            656            571        631         410           446
                                               ------------  -------------   --------   ---------     ---------
Net income                                         $  1,409       $  1,054   $  1,267      $  825        $  896
                                               ============  =============   ========   =========     =========
Basic earnings per share                                (1)            n/a        n/a         n/a           n/a
Diluted earnings per share                              (1)            n/a        n/a         n/a           n/a

2003
Total interest income                                $7,386         $7,322     $7,584      $7,705        $7,579
Total interest expense                                3,414          3,483      3,493       3,508         3,553
                                               ------------  -------------   --------   ---------     ---------
Net interest income                                   3,972          3,839      4,091       4,197         4,026
Provision for loan losses                                --            125        125         125           125
                                               ------------  -------------   --------   ---------     ---------
  Net interest income after provision for
    loan losses                                       3,972          3,714      3,966       4,072         3,901
Total non-interest income                               700            874         21         265           441
Total non-interest expense                            2,782          3,073      2,753       2,865         2,865
                                               ------------  -------------   --------   ---------     ---------
Income before income taxes                            1,890          1,515      1,234       1,472         1,477
Income taxes                                            595            498        421         507           509
                                               ------------  -------------   --------   ---------     ---------
Net income                                         $  1,295       $  1,017   $    813      $  965        $  968
                                               ============  =============   ========   =========     =========
Basic earnings per share                                n/a            n/a        n/a         n/a           n/a
Diluted earnings per share                              n/a            n/a        n/a         n/a           n/a

------------------

(1) Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on December 16, 2004, earnings per share for the period from December 16, 2004 to December 31, 2004 is not considered meaningful and is not shown.
(2) Amounts have been restated for previously reported amounts to give effect to the restatement disclosed in the Company's registration statement on Form S-1 filed on October 19, 2004. Subsequent to the issuance of the Bank's 2003 financial statements and the Company's Form S-1 filed June 10, 2004, Company's management determined that certain derivatives that had been accounted for as cash flow hedges under SFAS No. 133 did not qualify for hedge accounting. The unrealized gains (losses) on the derivatives, net of related taxes, were inappropriately included in other comprehensive income. Accordingly, the Company restated the consolidated financial statements to include unrealized gains (losses) on derivatives in the income statement.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and are operating in an effective manner. No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS. The board of directors of Abington Community Bancorp is divided into three classes, each of which contains one-third of the board. The directors are elected by our shareholders for staggered three-year terms, or until their successors are elected and qualified. No director is related to any other director or executive officer by first cousin or closer.

The following table sets forth certain information regarding the persons who serve as Abington Community Bancorp's directors, all of whom also serve as directors of Abington Bank. In addition, two individuals, Messrs. Harold N. Grier and Baron Rowland, hold the position of director emeritus of Abington Community Bancorp. Ages are reflected as of March 15, 2005.


                                                                                                     YEAR
                                                         PRINCIPAL OCCUPATION DURING                 TERM
                NAME                   AGE        THE PAST FIVE YEARS/PUBLIC DIRECTORSHIPS          EXPIRES
----------------------------------  --------  ---------------------------------------------------  ---------
 Michael F. Czerwonka, III             51     Partner, Fitzpatrick & Czerwonka, an accounting        2006
                                              firm, Abington, Pennsylvania, since 1988 and
                                              Treasurer of Abington School District, Abington,
                                              Pennsylvania from July 2004 to June 2005.  Mr.
                                              Czerwonka is a member of the American Institute
                                              of Certified Public Accountants and the
                                              Pennsylvania Institute of Certified Public
                                              Acountants.

 A. Stuard Graham, Jr.                  73    President, Hardy Graham, Inc., a design                2007
                                              engineering firm located in North Wales,
                                              Pennsylvania since 1988.

 Jane Margraff Kieser                   69    Retired. Formerly, Senior Vice President,              2005
                                              Operations and Human Resources, Abington Bank
                                              from 1980 to December 2001.


                                                                                                     YEAR
                                                         PRINCIPAL OCCUPATION DURING                 TERM
                NAME                   AGE        THE PAST FIVE YEARS/PUBLIC DIRECTORSHIPS          EXPIRES
----------------------------------  --------  ---------------------------------------------------  ---------
 Joseph B. McHugh                       70    Owner, Joseph B. McHugh, P.E., mechanical              2007
                                              engineer consulting, Jenkintown, Pennsylvania,
                                              since May 1999; prior thereto, Owner and Chief
                                              Executive Officer McHugh Services Co. Inc.,
                                              Oreland, Pennsylvania.

 Robert J. Pannepacker, Sr.             56    President, Penny's Flowers, a florist in               2006
                                              Glenside, Pennsylvania since 1966.

 Robert W. White                        60    Chairman of the Board, President and Chief             2005
                                              Executive Officer of Abington
                                              Community Bancorp since June 2004;
                                              Chairman of the Board and Chief
                                              Executive Officer of Abington Bank
                                              since 1995 and President since
                                              1991.

COMMITTEES OF THE BOARD OF DIRECTORS. Abington Community Bancorp has established a nominating and corporate governance committee, a compensation committee and an audit committee. The Board of Directors has determined that Messrs. Czerwonka, Graham, McHugh and Pannepacker, who are members of the audit committee, the nominating and corporate governance committee and the compensation committee are independent directors. In addition, as of January 2005, Ms. Margraff Kieser was determined also to be an independent director. Mr. Czerwonka, who is Chairman of the Audit Committee and a certified public accountant and partner in the accounting firm of Fitzpatrick & Czerwonka, has been designated the Audit Committee Financial Expert.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS. The following individuals serve as executive officers of Abington Community Bancorp. Ages are as of March 15, 2005.


        NAME                        AGE       PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS
--------------------------------  -------  --------------------------------------------------------------
 Edward W. Gormley                   55    Senior Vice President and Corporate Secretary of Abington
                                           Community Bancorp since June 2004; Senior Vice President
                                           of Abington  Bank since 1997 and Secretary of Abington
                                            Bank since 1985.

 Frank Kovalcheck                    47    Senior Vice President of Abington Community Bancorp
                                           since June 2004; Senior Vice President of Abington Bank
                                           since June 2001; prior thereto, Senior Vice President and
                                           Assistant Secretary, First Federal Savings and Loan
                                           Association of Bucks County, Bristol, Pennsylvania from
                                           June 1976 to June 2001.

 Jack J. Sandoski                    61    Senior Vice President and Chief Financial Officer of
                                           Abington Community Bancorp since June 2004; Senior Vice
                                           President of Abington Bank since 1997 and Chief Financial
                                           Officer and Treasurer since 1988.

In accordance with Abington Community Bancorp's bylaws, our executive officers are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the board of directors.

CODE OF CONDUCT AND ETHICS

Abington Community Bancorp maintains a comprehensive Code of Conduct and Ethics which covers all directors, officers and employees of Abington Community Bancorp and its subsidiaries. The Code of Conduct and Ethics requires that our directors, officers and employees avoid conflicts of interest; maintain the confidentiality of information relating to Abington Community Bancorp and its customers; engage in transactions in the Common Stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Conduct and Ethics; and comply with other requirements which are intended to ensure that they conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of Abington Community Bancorp. Our Code of Conduct specifically imposes standards of conduct on our chief executive officer, chief financial officer, principal accounting officer and other persons with financial reporting responsibilities which are identified in a regulation issued by the SEC dealing with corporate codes of conduct.

All of our directors, officers and employees are required to affirm in writing that they have reviewed and understand the Code of Conduct and Ethics. A copy of our Code of Conduct and Ethics is attached hereto as Exhibit 14.0. We will disclose on our Internet website at www.abingtonbank.com, to the extent and in the manner permitted by Item 5.05 of Form 8-K, the nature of any amendment to this Code of Ethics (other than technical, administrative, or other non-substantive amendments), our approval of any material departure from a provision of this Code of Ethics, and our failure to take action within a reasonable period of time regarding any material departure from a provision of this Code of Ethics that has been made known to any of our executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers and certain persons who own more than 10% of our Common Stock are required:

        o to file reports of their ownership of the Common Stock and any changes in that ownership with the Securities and Exchange Commission and the Nasdaq Stock Market, Inc. by specific dates, and

        o       to furnish us with copies of the reports.

Based on our records and other information, we believe that all of these filing requirements were satisfied by our directors and executive officers in 2004.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table sets forth a summary of certain information concerning the compensation paid by Abington Bank, including amounts deferred to future periods by the officers, for services rendered in all capacities during the fiscal years ended December 31, 2004 and 2003, to the President and Chief Executive Officer and the three executive officers of Abington Bank whose salary plus bonus exceeded $100,000.

                                                                 ANNUAL COMPENSATION(1)
                                                    FISCAL     -------------------------     ALL OTHER
          NAME AND PRINCIPAL POSITION                YEAR         SALARY        BONUS      COMPENSATION(2)
-----------------------------------------------  ------------  ------------  -----------  ------------------
Robert W. White, Chairman of the                     2004        $252,500      $66,715       $90,641(3)
Board,                                               2003         230,000       50,047        95,368(3)
  President and Chief Executive Officer

Jack J. Sandoski, Senior Vice President,             2004         124,334       45,357        43,954(4)
  Chief Financial Officer and Treasurer              2003         115,000       30,023        43,884(4)

Edward W. Gormley, Senior Vice                       2004         124,334       33,357        43,509(4)
President                                            2003         115,000       30,023        43,884(4)
  and Secretary

Frank Kovalcheck, Senior Vice                        2004         103,344       27,519        30,597(4)
President                                            2003          94,000       24,906        30,865(4)

---------------------

(1) Abington Bank provides various miscellaneous benefits to the named executive officers. The costs of providing such benefits to the named executive officers did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each of such individuals.

(2) Amounts paid during 2004 include Abington Bank's contributions under our 401(k) Plan in the amounts of $24,000, $12,433, $11,988 and $10,304 to the accounts of Messrs. White, Sandoski, Gormley and Kovalcheck, respectively, imputed income resulting from premiums paid by Abington Bank with respect to split dollar life insurance purchased for Messrs. White, Sandoski and Gormley in the amounts of $16,000, $8,000 and $8,000, respectively, and amounts contributed to the Executive Deferred Compensation Plan accounts of Messrs. White, Sandoski, Gormley and Kovalcheck in the amounts of $36,891, $18,446, $18,446 and $15,218, respectively.

(3) Includes for Mr. White an aggregate of $13,750 and $24,400 paid in 2004 and 2003, respectively, as board retainer and board meeting fees. Commencing July 1, 2004, Mr. White no longer received the board retainer or board fees.

(4) Includes fees of $5,075 and $8,400 paid to each of Messrs. Gormley, Sandoski and Kovalcheck for attendance at Abington Bank's board of trustees meetings held in 2004 and 2003, respectively. Commencing July 1, 2004, such officers no longer received fees for attending board meetings.

EMPLOYMENT AGREEMENTS. We entered into an employment agreement with Mr. White effective January 24, 2002, which provides for a three-year term which is extended on a daily basis, unless either Abington Bank or Mr. White gives written notice of non-renewal. Mr. White's contract has been reviewed and updated on an annual basis. Mr. White's base salary for 2004 was $240,000. In addition to the base salary, Mr. White's employment agreement provides for, among other things, discretionary bonuses, participation in retirement and executive benefit plans, and other fringe benefits applicable to executive personnel. Abington Bank's board of directors may terminate Mr. White's employment agreement at any time, but any termination, other than termination for "cause" (as defined in the agreement) will not prejudice Mr. White's right to compensation or other benefits for the remainder of the term under his agreement. In the event of termination for cause, Mr. White has no right to receive compensation or other benefits, for any period after termination for cause with the exception of vested benefits under Abington Bank's benefit plans or policies and incentive plans for the benefit of the executive. In the event Mr. White terminates his employment for "good reason" (as defined in the agreement), Mr. White would be entitled to receive (i) a cash amount equal to the remaining salary and other compensation he would otherwise be entitled to receive under the agreement over the next three years; (ii) on retirement, his full pension and retirement benefits and (iii) for a four-year period following termination, participation in all employee benefit plans and programs in which he was entitled to participate provided his continued participation is permissible. In the event Mr. White's employment is terminated upon a change-in-control (as defined in the agreement) or within 12 months, he will be entitled to a payment equal to 2.99 times his "base amount," as defined in Section 280G of the Internal Revenue Code. Mr. White's employment agreement also provides for certain salary continuation benefits in the event of his death during the term as well as certain benefits in the event of disability.

In January 2005, Abington Bank entered into employment agreements with Messrs. Gormley, Sandoski and Kovalcheck. The employment agreements have a term of three years, beginning on the date the reorganization was completed. The term will be extended annually thereafter unless either we or the executive give notice at least 30 days prior to the annual anniversary date that the agreement shall not be extended. Under the terms of the employment agreements, the executives receive an initial annual base salary which shall be reviewed from time to time by the board of directors. The executives are entitled to participate in our benefit plans and programs and receive reimbursement for reasonable business expenses. Each of the employment agreements is terminable with or without cause by Abington Bank. The executives have no right to compensation or other benefits pursuant to the employment agreements for any period after voluntary termination by the executive without good cause (as defined in the agreement) or termination by Abington Bank for cause, disability, retirement or death. In the event that
(i) the executive terminates his employment because of failure to comply with any material provision of the employment agreement by Abington Bank or (ii) the employment agreement is terminated by Abington Bank other than for cause disability, retirement or death, the executives will be entitled to the payment of one times his base salary as cash severance and the maintenance for one year, or until the executive's full time employment, of participation in all employee benefit plans in which the executive was entitled to participate or similar plans, programs or arrangements if his continued participation is not permissible. In the event that the executive's employment is terminated in connection with a change in control, as defined, for other than cause, disability, retirement or death or the executive terminates his employment as a result of certain adverse actions which are taken with respect to the executive's employment following a change in control, as defined, the executives will be entitled to a cash severance amount equal to three times their base salary and the maintenance, as described above, of the employee benefit plans for three years or until the executive's full-time employment with another employer that provides similar benefits. Benefits under the employment agreements will be reduced to the extent necessary to ensure that the executives do not receive any "parachute payment" as such term is defined under Section 280G of the Internal Revenue Code.

Although the above-described existing and proposed employment agreements could increase the cost of any acquisition of control of Abington Community Bancorp, we do not believe that the terms thereof would have a significant anti-takeover effect.

BENEFIT PLANS

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. Abington Bank maintains a Supplemental Executive Retirement Plan for selected executive officers. Currently, Messrs. White, Gormley, Kovalcheck and Sandoski participate in the Supplemental Executive Retirement Plan. The Supplemental Retirement Plan provides the participants with a ten-year benefit upon retirement at age 65 or older in an amount equal to 50% of the executive's average base compensation, as defined, for the highest three calendar years during the 10 years immediately preceding retirement. For the year ended December 31, 2004, we recognized $255,000 in expense for the Supplemental Executive Retirement Plan.

EXECUTIVE DEFERRED COMPENSATION PLAN. Abington Bank maintains an Executive Deferred Compensation Plan for selected executive officers. Currently, Messrs. White, Gormley, Kovalcheck and Sandoski participate in the Executive Deferred Compensation Plan. In addition, director Jane Margraff-Kieser maintains an account in the Executive Deferred Compensation Plan with respect to amounts accumulated when she was an executive officer of Abington Bank. Under the terms of the Executive

Deferred Compensation Plan, the Board of Directors may elect to contribute to the plan such amounts from Abington Bank's profits as the Board may determine on an annual basis. Contributions made by Abington Bank are allocated to a participant's individual account in the proportion which the base salary of each plan participant bears to the aggregate base salary of all plan participants. The participant maintains an account in the Executive Deferred Compensation Plan until the earlier of retirement, termination of employment or death. The executive may elect, subject to the committee's discretion, to invest amounts credited to his or her account in either a cash account or stock unit account. If the executive opts for a cash account, such account shall be credited with earnings at a rate (adjusted annually) equal to the average of the Bank's average cost of funds and the average yield on the interest bearing assets for such plan year. If the executive opts for a stock unit account, subsequent fluctuations in the fair market value of the stock shall determine the value of the amount credited on his or her behalf. Stock dividends, if any, will be credited to the stock unit account. For the year ended December 31, 2004, we recognized $127,000 in expense for the Executive Deferred Compensation Plan.

DIRECTOR COMPENSATION

Directors of Abington Community Bancorp are not compensated by Abington Community Bancorp but also serve as directors of Abington Bank and are compensated by Abington Bank for such service. Members of Abington Bank's board of directors received $1,250 per meeting attended and a $10,000 annual retainer for fiscal 2004. For fiscal 2005, such fees have increased to $1,300 per meeting and a $10,400 retainer. The Secretary of the Audit Committee received an additional $100 per quarter for preparation of the minutes. Board fees are subject to periodic adjustment by the board of directors.

We maintain a Deferred Compensation Plan for our board of directors whereby directors may elect to defer a portion of their board fees until the earlier of retirement, termination of service or death. The director may elect, subject to the committee's discretion, to invest amounts credited to his or her account in either a cash account or stock unit account. If the director opts for a cash account, such account shall be credited with earnings at a rate (adjusted annually) equal to the average of the Bank's average cost of funds and the average yield on the interest bearing assets for such plan year. If the director opts for a stock unit account, subsequent fluctuations in the fair market value of the stock shall determine the value of the amount credited on his or her behalf. Stock dividends, if any, will be credited to the stock unit account. For the year ended December 31, 2004, we recognized $32,000 in expense for the Board of Directors Deferred Compensation Plan. We also maintain a board Retirement Plan. Pursuant to the board's Retirement Plan, upon retirement at age 75, directors will receive an annual benefit equal to 75% of the director fees paid in the year of retirement for a period of 10 years. For the year ended December 31, 2004, we recognized $82,000 in expense for the board's Retirement Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as to the Common Stock beneficially owned as of March 15, 2005 by (i) each of our nominees for election as director and each of our directors whose term will continue after the annual meeting,
(ii) each of our executive officers named in the Summary Compensation Table in
Item 11 of this From 10-K, (iii) all of our nominees for director, directors whose terms will continue after the annual meeting and executive officers as a group and each person or entity, including any "group" as that term is used in
Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), who was known to us to be the beneficial owner of 5% or more of the outstanding common stock.

                                          AMOUNT AND NATURE OF
            NAME OF BENEFICIAL OWNER      BENEFICIAL OWNERSHIP      PERCENT (1)
--------------------------------------  ------------------------  --------------
Abington Mutual Holding Company              8,728,500               55.0%
     180 Old York Road,
     Jenkintown, Pennsylvania 19046
Directors:
     Michael F. Czerwonka, III                  29,450(1)               *
     A. Stuard Graham, Jr.                          --                  *
     Jane Margraff Kieser                       35,500(2)               *
     Joseph B. McHugh                           52,133(3)               *
     Robert J. Pannepacker, Sr.                 52,000(4)               *
     Robert W. White                            62,100(5)               *

Other Executive Officers:
     Edward W. Gormley                          56,000(6)               *
     Frank Kovalcheck                           34,887(7)               *
     Jack J. Sandoski                           50,000(8)               *

All Directors and Executive Officers
     as a Group (9 persons)                    372,070                2.3%

------------------------
*       Represents less than 1% of the outstanding shares of Common Stock.

(1) Includes 9,000 shares held jointly with Mr. Czerwonka's spouse, 4,450 shares held in Mr. Czerwonka's individual retirement account and 16,000 shares held by Fitzpatrick & Czerwonka, an accounting firm in which Mr. Czerwonka is a partner.

(2) Includes 10,500 shares held in a Deferred Compensation Plan over which Ms. Kieser disclaims ownership.

(3)     The 52,133 shares are held jointly with Mr. McHugh's spouse.

(4) Includes 25,000 shares held by Mr. Pannepacker's spouse and 2,000 shares held by Penny's Flowers, Inc., a corporation of which Mr. Pannepacker is a 50% owner, and over which he disclaims beneficial ownership except with respect to his pecuniary interest therein.

(5) Includes 14,600 shares held in the Abington Bank 401(k) Plan and 47,500 shares held in a Deferred Compensation Plan over which Mr. White disclaims beneficial ownership.

(6) Includes 33,900 shares held in Abington Bank's 401(k) Plan and 22,100 shares held in a Deferred Compensation Plan over which Mr. Gormley disclaims beneficial ownership.

(7) Includes 7,680 shares held jointly with Mr. Kovalcheck's spouse, 9,807 shares held by Mr. Kovalcheck's spouse, 6,000 shares held in the Abington Bank 401(k) Plan and 4,900 shares held in a Deferred Compensation Plan over which Mr. Kovalcheck disclaims beneficial ownership.

(8) Includes 30,000 shares held in Abington Bank's 401(k) Plan and 20,000 shares held in a Deferred Compensation Plan over which Mr. Sandoski disclaims beneficial ownership.


EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2004, Abington Community Bancorp did not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with applicable federal laws and regulations, Abington Bank offers mortgage loans to its directors, officers and employees as well as members of their immediate families for the financing of their primary residences and certain other loans. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated persons. It is the belief of management that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following table sets forth the aggregate fees paid by us to Deloitte & Touche LLP for professional services rendered in connection with the audit of Abington Community Bancorp's consolidated financial statements for 2004 and 2003, as well as the fees paid by us to Deloitte & Touche LLP for audit-related and other services rendered by Deloitte & Touche LLP to us during 2004 and 2003.

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                      2004             2003
                                                 ---------------  --------------
Audit fees (1).............................        $ 147,375        $  80,850
Audit-related fees (2).....................          326,905               --
Tax fees ..................................           24,000           20,000
All other fees.............................               --               --
    Total..................................        ---------        ---------
                                                   $ 498,280        $ 100,850
                                                   =========        =========

--------------------
(1) Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the Securities and Exchange Commission, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2) Audit-related fees primarily consist of fees incurred in connection with review of registration statements in connection with the reorganization of Abington Savings Bank during 2004.

The Audit Committee selects our independent registered public accounting firm and pre-approves all audit services to be provided by it to Abington Community Bancorp. The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by our independent registered public accounting firm in accordance with the Audit Committee's charter. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm. The Audit Committee pre-approves certain audit-related services and certain non-audit related tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary.

Each new engagement of Deloitte & Touche LLP was approved in advance by the Audit Committee and none of those engagements made use of the de minimis exception to pre-approval contained in the Securities and Exchange Commission's rules.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (A)     DOCUMENTS FILED AS PART OF THIS REPORT:

                Financial Statements: The Consolidated Financial Statements of Abington Community Bancorp, Inc. and the Report of Independent Registered Public Accounting Firm thereon, as listed below, have been filed under "Item 8, Financial Statements and Supplementary Data".

                Report of Independent Registered Public Accounting Firm

                Consolidated Statements of Financial Condition for the Years Ended December 31, 2004 and 2003

                Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

                Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002

                Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

                Notes to Consolidated Financial Statements

        (B)     LIST OF EXHIBITS


NO.          DESCRIPTION                                                                     LOCATION
----------   ---------------------------------------------------------------------------     --------------
   3.1       Articles of Incorporation of Abington Community Bancorp, Inc.                              (1)

   3.2       Bylaws of Abington Community Bancorp, Inc.                                                 (1)

   4.0       Form of Stock Certificate of Abington Community Bancorp, Inc.                              (1)

  10.1       Employment Agreement between Abington Bank and Robert W. White                             (1)

  10.2       Form of Draft Employment Agreement between Abington Bank and each of Edward                (1)
             W. Gormley, Frank Kovalcheck and Jack J. Sandoski

  10.3       Amended and Restated Board of Directors Deferred Compensation Plan              Filed Herewith

  10.4       Amended and Restated Executive Deferred Compensation Plan                       Filed Herewith

  10.5       Supplemental Executive Retirement Plan                                                     (1)

  10.6       Board of Trustees Retirement Plan                                                          (1)

  14.0       Code of Conduct and Ethics                                                      Filed Herewith

  23.0       Consent of Deloitte & Touche LLP                                                Filed Herewith

  31.1       Rule 13(a)-14(a) Certification of the Chief Executive Officer                   Filed Herewith

  31.2       Rule 13(a)-14(a) Certification of the Chief Financial Officer                   Filed Herewith

  32.0       Section 1350 Certifications                                                     Filed Herewith
--------------

(1) Incorporated by reference from Abington Community Bancorp's Registration Statement on Form S-1 filed on June 10, 2004, as amended and declared effective on October 21, 2004 (Registration No. 333-116370)

        (C)     FINANCIAL STATEMENT SCHEDULES

        All schedules have been omitted as the required information is not applicable or is presented in the consolidated financial statements or related notes included in Item 8 hereof.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ABINGTON COMMUNITY BANCORP, INC.



                             By: /s/ Robert W. White
                                 -----------------------------------------------
                                 Robert W. White
                                 Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                              TITLE                   DATE
------------------------------  --------------------------------  --------------

/s/ Robert W. White
------------------------------  Chairman of the Board, President  March 28, 2005
Robert W. White                 and Chief Executive Officer


/s/ Jack J. Sandoski
------------------------------  Senior Vice President and Chief   March 28, 2005
Jack J. Sandoski                Financial Officer


/s/ Michael F. Czerwonka, III
------------------------------  Director                          March 28, 2005
Michael F. Czerwonka, III


------------------------------  Director                          March 28, 2005
A. Stuard Graham, Jr.


/s/ Jane Margraff Kieser
------------------------------  Director                          March 28, 2005
Jane Margraff Kieser


------------------------------  Director                          March 28, 2005
Joseph B. McHugh


/s/ Robert John Pannepacker, Sr.
------------------------------  Director                          March 28, 2005
Robert John Pannepacker, Sr.