Form 10-Q
period 2005-03-31
Abington Community Bancorp, Inc.
filed 2005-05-16
CIK 1292898

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                    FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2005
                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from                  to
                                           -----------------------------------

          Commission file number: 0-51077

                        Abington Community Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Pennsylvania                                 02-0724068
----------------------------------------------  --------------------------------
(State or Other Jurisdiction of Incorporation           (I.R.S. Employer
             or Organization)                          Identification No.)


             180 Old York Road
          Jenkintown, Pennsylvania                             19046
----------------------------------------------  --------------------------------
  (Address of Principal Executive Offices)                   (Zip Code)


                                 (215) 886-8280
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  __X__  No   _____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES  _____  No   __X__

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 13, 2005, 15,870,000 shares of the Registrant's common stock were issued and outstanding.


ABINGTON COMMUNITY BANCORP, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------------------------------------------------

                                                                                                                 PAGE
PART I - FINANANCIAL INFORMATION

   ITEM 1. CONDENSED FINANCIAL STATEMENTS

     Unaudited Consolidated Statements of Financial Condition as of March 31, 2005
     and December 31, 2004                                                                                         1

     Unaudited Consolidated Statements of Income for the Three Months Ended
     March 31, 2005 and 2004                                                                                       2

     Unaudited Consolidated Statement of Changes in Stockholders' Equity and
     Comprehensive Income for the Three Months Ended March 31, 2005                                                3

     Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31,
     2005 and 2004                                                                                                 4

     Notes to Unaudited Consolidated Financial Statements                                                          5

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                                                             17

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                              27

   ITEM 4. CONTROLS AND PROCEDURES                                                                                 31


PART II - OTHER INFORMATION


   ITEM 1. Legal Proceedings                                                                                       31

   ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds                                             31

   ITEM 3. Defaults upon Senior Securities                                                                         31

   ITEM 4. Submission of Matters to a Vote of Security Holders                                                     31

   ITEM 5. Other Information                                                                                       32

   ITEM 6. Exhibits                                                                                                32

   SIGNATURES                                                                                                      33

   CERTIFICATIONS                                                                                                  34


ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
---------------------------------------------------------------------------------------------------------------------------------

                                                                                March 31, 2005             December 31, 2004
                                                                          -------------------------------------------------------
ASSETS

Cash and due from banks                                                   $               16,962,483   $               24,867,784
Interest-bearing bank balances                                                            13,135,718                    8,428,048
                                                                          --------------------------   --------------------------
      Total cash and cash equivalents                                                     30,098,201                   33,295,832
Investment securities held to maturity (estimated fair
  value--2005, $10,182,007; 2004, $10,336,485)                                            10,219,050                   10,219,764
Investment securities available for sale (amortized cost--
  2005, $80,869,352; 2004, $77,348,884)                                                   78,792,326                   76,163,951
Mortgage-backed securities held to maturity (estimated fair
  value--2005, $82,653,560; 2004, $81,322,041)                                            83,929,985                   81,703,737
Mortgage-backed securities available for sale (amortized cost--
  2005, $93,841,656; 2004, $83,300,963)                                                   92,405,793                   83,027,943
Loans receivable, net of allowance for loan loss
   (2005, $1,397,411; 2004, $1,412,697)                                                  415,342,202                  412,655,664
Accrued interest receivable                                                                3,006,552                    2,710,162
Federal Home Loan Bank stock--at cost                                                     10,090,300                   10,450,100
Cash surrender value - bank owned life insurance                                          15,002,465                            -
Property and equipment, net                                                                5,457,986                    5,533,085
Deferred tax asset                                                                         2,088,388                    1,313,068
Prepaid expenses and other assets                                                          1,696,877                      905,074
                                                                          --------------------------   --------------------------

TOTAL ASSETS                                                              $              748,130,125   $              717,978,380
                                                                          ==========================   ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest-bearing                                                   $               38,735,552   $               37,596,228
    Interest-bearing                                                                     383,252,143                  367,693,829
                                                                          --------------------------   --------------------------
      Total deposits                                                                     421,987,695                  405,290,057
  Advances from Federal Home Loan Bank                                                   180,367,480                  170,666,374
  Other borrowed money                                                                    18,763,558                   12,865,521
  Accrued interest payable                                                                 1,759,249                      910,040
  Advances from borrowers for taxes and insurance                                          2,260,644                    2,047,151
  Accounts payable and accrued expenses                                                    3,925,405                    3,144,536
                                                                          --------------------------   --------------------------

           Total liabilities                                                             629,064,031                  594,923,679
                                                                          --------------------------   --------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 10,000,000 shares authorized,
    none issued                                                                                    -                            -
  Common stock, $0.01 par value, 40,000,000 shares authorized,
    issued and outstanding: 15,870,000 in 2005 and 2004                                      158,700                      158,700
  Additional paid-in capital                                                              69,096,866                   69,096,936
  Unallocated common stock held by:
    Employee Stock Ownership Plan (ESOP)                                                  (6,089,299)                  (2,046,137)
    Deferred compensation plans trust                                                     (1,074,200)                  (1,074,200)
  Retained earnings                                                                       59,292,535                   57,881,651
  Accumulated other comprehensive loss                                                    (2,318,508)                    (962,249)
                                                                          --------------------------   --------------------------

           Total stockholders' equity                                                   119,066,094                   123,054,701
                                                                          --------------------------   --------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $              748,130,125   $              717,978,380
                                                                          ==========================   ==========================

See notes to unaudited consolidated financial statements.


ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------------------
                                                               2005                  2004
                                                        ---------------------------------------
                                                                                 AS RESTATED
                                                                                 (SEE NOTE 8)
INTEREST INCOME:
  Interest on loans                                     $         6,278,624   $       5,444,626
  Interest and dividends on investment and
    mortgage-backed securities:
      Taxable                                                     2,516,589           1,876,702
      Tax-exempt                                                    111,345               1,755
                                                        -------------------   -----------------

           Total interest income                                  8,906,558           7,323,083

INTEREST EXPENSE:
  Interest on deposits                                            1,969,324           1,524,017
  Interest on Federal Home Loan Bank advances                     1,904,501           1,829,276
  Interest on other borrowed money                                   77,995              10,736
                                                        -------------------   -----------------

           Total interest expense                                 3,951,820           3,364,029
                                                        -------------------   -----------------

NET INTEREST INCOME                                               4,954,738           3,959,054

PROVISION FOR LOAN LOSSES                                                 -              45,000
                                                        -------------------   -----------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                       4,954,738           3,914,054
                                                        -------------------   -----------------

NON-INTEREST INCOME
  Service charges                                                   436,035             433,791
  Rental income                                                      15,451              13,195
  Gain (loss) on derivative instruments, net                         14,175            (278,342)
  Other income                                                      113,828             103,309
                                                        -------------------   -----------------

           Total non-interest income                                579,489             271,953
                                                        -------------------   -----------------

NON-INTEREST EXPENSES
  Salaries and employee benefits                                  1,800,435           1,620,339
  Net occupancy                                                     405,745             293,750
  Depreciation                                                      123,269             127,791
  Data processing                                                   348,702             300,189
  ATM expense                                                        85,837              28,229
  Deposit insurance premium                                          29,096              28,128
  Advertising and promotions                                         92,084              71,697
  Other                                                             600,175             480,249
                                                        -------------------   -----------------

           Total non-interest expenses                            3,485,343           2,950,372
                                                        -------------------   -----------------

INCOME BEFORE INCOME TAXES                                        2,048,884           1,235,635
                                                        -------------------   -----------------

PROVISION FOR INCOME TAXES                                          638,000             409,675
                                                        -------------------   -----------------

NET INCOME                                              $         1,410,884   $         825,960
                                                        ===================   =================

BASIC EARNINGS PER COMMON SHARE                         $              0.09                 n/a

DILUTED EARNINGS PER COMMON SHARE                       $              0.09                 n/a

AVERAGE COMMON SHARES OUTSTANDING                                15,504,360                 n/a


See notes to unaudited consolidated financial statements.


ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------------------------------

                                                         COMMON
                                                          STOCK
                                                         ACQUIRED                      ACCUMULATED
                                        ADDITIONAL         BY                             OTHER           TOTAL        COMPRE-
                            COMMON        PAID-IN        BENEFIT        RETAINED      COMPREHENSIVE   STOCKHOLDERS'    HENSIVE
                             STOCK        CAPITAL         PLANS         EARNINGS          LOSS            EQUITY       INCOME

BALANCE--JANUARY 1, 2005   $ 158,700    $69,096,936    $(3,120,337)    $57,881,651    $   (962,249)   $ 123,054,701

  Comprehensive income:
    Net income                     -              -              -       1,410,884               -        1,410,884   $ 1,410,884
    Net realized holding
      loss on available
      for sale securities
      arising during the
      period, net of tax
      benefit of $698,677          -              -              -               -      (1,356,259)      (1,356,259)   (1,356,259)
                                                                                                                      -----------

  Comprehensive income                                                                                                $    54,625
                                                                                                                      ===========
  ESOP shares committed
      to be released               -            (70)       126,385                               -          126,315
  Common stock acquired
      by ESOP                      -              -     (4,169,547)              -               -       (4,169,547)
                           ---------    -----------    ------------    -----------    ------------    -------------

BALANCE--MARCH 31, 2005    $ 158,700    $69,096,866    $(7,163,499)    $59,292,535    $ (2,318,508)   $ 119,066,094
                           =========    ===========    ============    ===========    ============    =============


See notes to unaudited consolidated financial statements.


ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------

                                                              Three Months Ended March 31,
                                                           --------------------------------
                                                                2005               2004
                                                           --------------------------------
                                                                               As Restated
                                                                               (see note 8)
OPERATING ACTIVITIES:
  Net income                                               $   1,410,884      $     825,960
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                          -             45,000
    Depreciation                                                 123,269            127,791
    ESOP expense                                                 126,315                  -
    Unrealized (gain) loss on derivative instruments             (68,000)           106,750
    Deferred income tax benefit                                  (76,643)           (48,741)
    Amortization of:
      Deferred loan fees                                        (291,085)          (291,800)
      Premiums and discounts, net                                 69,303             65,292
    Income from bank owned life insurance                         (2,465)                 -
    Changes in assets and liabilities which (used)
        provided cash:
      Accrued interest receivable                               (296,390)            74,779
      Prepaid expenses and other assets                         (791,803)           (11,206)
      Accrued interest payable                                   849,209            525,680
      Accounts payable and accrued expenses                      848,869            597,466
                                                           -------------      -------------

           Net cash provided by operating activities           1,901,463          2,016,971
                                                           -------------      -------------

INVESTING ACTIVITIES:
  Principal collected on loans                                48,824,880         33,117,822
  Disbursements for loans                                    (51,220,333)       (32,014,168)
  Purchases of:
    Mortgage-backed securities held to maturity               (7,597,217)       (10,956,924)
    Mortgage-backed securities available for sale            (15,585,382)        (2,009,346)
    Investments available for sale                            (4,020,282)       (12,029,989)
    Federal Home Loan Bank stock                                (695,900)          (563,000)
    Property and equipment                                       (48,170)           (38,715)
    Bank owned life insurance                                (15,000,000)                 -
  Proceeds from:
    Maturities of mortgage-backed securities available
      for sale                                                 1,211,522             90,440
    Maturities of investments available for sale                 500,000         26,500,000
    Principal repayments of mortgage-backed securities
      held to maturity                                         5,317,221          1,315,631
    Principal repayments of mortgage-backed securities
      available for sale                                       3,818,140          4,363,164
    Redemption of Federal Home Loan Bank stock                 1,055,700            813,400
                                                           -------------      -------------
           Net cash (used in) provided by investing
             activities                                      (33,439,821)         8,588,315
                                                           -------------      -------------

FINANCING ACTIVITIES:
  Net (decrease) increase in demand deposits and
    savings accounts                                          (4,046,100)         6,385,518
  Net increase in certificate accounts                        20,743,738          3,514,180
  Net increase in other borrowed money                         5,898,037          5,683,043
  Advances from Federal Home Loan Bank                        73,995,000        179,500,000
  Repayments of advances from Federal Home Loan Bank         (64,293,894)      (191,636,900)
  Net increase in advances from borrowers
    for taxes and insurance                                      213,493            609,563
  Acquisition of stock for ESOP                               (4,169,547)                 -
                                                           -------------      -------------

             Net cash provided by financing activities        28,340,727          4,055,404
                                                           =============      =============

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                            (3,197,631)        14,660,690

CASH AND CASH EQUIVALENTS--Beginning of period                33,295,832         19,695,625
                                                           =============      =============

CASH AND CASH EQUIVALENTS--End of period                   $  30,098,201      $  34,356,315
                                                           =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the year for:
    Interest on deposits and other borrowings              $   3,102,611      $   2,838,349
                                                           =============      =============
    Income taxes                                           $     750,000      $           -
                                                           =============      =============

See notes to unaudited consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.      FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF FINANCIAL STATEMENT PRESENTATION-- Abington Community Bancorp, Inc. (the "Company") is a Pennsylvania corporation, which was organized to be a mid-tier holding company for Abington Savings Bank. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name "Abington Bank" (the "Bank" or "Abington Bank"). The Company was organized in conjunction with the Bank's reorganization from the mutual savings bank to the mutual holding company structure in December 2004. Abington Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Abington Mutual Holding Company owns 55% of the Company's outstanding common stock and must continue to own at least a majority of the voting stock of the Company. The Bank is a wholly owned subsidiary of the Company. The Company's results of operations are primarily dependent on the results of the Bank and the Bank's wholly owned subsidiaries, ASB Investment Co., Keswick Services II and its wholly owned subsidiaries, and Abington Corp. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements presented for periods prior to December 2004 include the accounts of the Bank and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

        The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005, or any other period.

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

        ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS--The Company recognizes all derivatives as either assets or liabilities in the statements of financial condition and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

        The Company previously entered into interest rate cap and swap agreements in order to manage its exposure to fluctuations in interest rates on a portion of its fixed rate loans and variable rate deposits. The agreements do not qualify for hedge accounting under Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Gains and losses in the fair value of the cap and swap agreements, as well as amounts paid or received under the agreements, are recognized in a separate line item, gain (loss) on derivative instruments, net, included in non-interest income in the Company's consolidated statements of income during the period in which they accrue. The Company does not hold any derivative financial instruments for trading purposes.

        In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 amends and clarifies accounting for derivative instruments and hedging activities under Statement 133. In addition, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial position or results of operations.

        At March 31, 2005, the Company is party to two swap agreements with terms expiring in June 2005, and December 2005, respectively. Under the June 2005 agreement, the Company either receives or pays, on a quarterly basis, the amount by which the ten-year Constant Maturity Treasury ("CMT") exceeds or falls below 5.57% on the notional amount of $15 million. This agreement effectively changed a portion of the Company's fixed rate mortgage portfolio to a variable rate of interest. Under the December 2005, agreement, the Company either receives or pays on a quarterly basis, the amount by which the three month LIBOR exceeds or falls below 2.59% on the notional amount of $15 million. This agreement effectively changed a portion of the Company's variable rate money market accounts to a fixed rate of interest.

        The fair value of the swap agreements was a negative $17,000 and a negative $85,000 at March 31, 2005, and December 31, 2004, respectively. During the three months ended March 31, 2005 and 2004, the Company paid to the contra parties $53,825 and $171,592, respectively, under the agreements. In addition, the unrealized gain (loss) on derivatives recognized in gain (loss) on derivative instruments, net in the Company's unaudited consolidated statements of income was $68,000 and $(106,750) for the three months ended March 31, 2005 and 2004, respectively.

        BANK OWNED LIFE INSURANCE ("BOLI")-- In March 2005, the Company purchased $15 million in Bank Owned Life Insurance as a mechanism for funding various employee benefit costs. The Company is the beneficiary of this policy that insures the lives of certain officers of its subsidiaries. The Company has recognized the cash surrender value under the insurance policy as an asset in the consolidated statements of financial condition. Changes in the cash surrender value are recorded in other non-interest income in the consolidated statements of income.

        RECENT ACCOUNTING PRONOUNCEMENTS-- In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 due to additional proposed guidance. Management is continuing to monitor the developments surrounding EITF 03-1. The amount of other-than-temporary impairment to be recognized depends on market conditions, management's intent and ability to hold investments until a forecasted recovery. Management is following current guidance, which has not had a material impact on the Company.

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), SHARE-BASED Payment, which revises SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R will be effective for the Company's consolidated financial statements issued for periods beginning after January 1, 2006. Management is currently evaluating the effects of the adoption of this Statement on its financial statements. The Company did not issue and does not have outstanding any stock-based compensation during the three-month periods ended March 31, 2005 and 2004.

2.      EARNINGS PER SHARE

        Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents ("CSEs") that would arise from the exercise of dilutive securities. During the three months ended March 31, 2005, the Company did not issue and does not have outstanding any CSEs.

                                                     THREE MONTHS ENDED MARCH 31, 2005
                                                    ------------------------------------
                                                        BASIC                DILUTED
                                                     -----------          -------------
        Net income                                   $ 1,410,884          $   1,410,884
        Weighted average shares outstanding           15,504,360             15,504,360
        Effect of unvested common stock awards                 -                      -
                                                     -----------          -------------
        Adjusted weighted average shares used in
          earnings per share computation              15,504,360             15,504,360
                                                     -----------          -------------


        Earnings per share                           $      0.09          $        0.09
                                                     ===========          =============

        No common shares of the Company were outstanding during the three months ended March 31, 2004.

3.      INVESTMENT SECURITIES

        The amortized cost and estimated fair value of investment securities are summarized as follows:

                                                                        HELD TO MATURITY
                                                                         March 31, 2005
                                               ----------------------------------------------------------------------
                                                                      GROSS           GROSS          ESTIMATED
                                                    AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                                      COST            GAINS          LOSSES            VALUE
        Debt securities:
          Municipal bonds                          $ 10,219,050      $  10,784      $  (47,827)     $ 10,182,007
                                                   ------------      ---------      -----------     ------------

                   Total debt securities           $ 10,219,050      $  10,784      $  (47,827)     $ 10,182,007
                                                   ============      =========      ===========     ============



                                                                       AVAILABLE FOR SALE
                                                                         March 31, 2005
                                               ----------------------------------------------------------------------
                                                                      GROSS           GROSS          ESTIMATED
                                                    AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                                      COST            GAINS          LOSSES            VALUE

        Debt securities:
          Agency bonds                             $ 74,989,955      $  18,760      $(1,986,500)    $ 73,022,215
          Corporate bonds and
            commercial paper                            999,819          6,189             (793)       1,005,215
          Municipal bonds                               180,000          2,446                -          182,446
          Certificates of deposit                     1,282,000              -                -        1,282,000
                                                   ------------      ---------      -----------     ------------

                   Total debt securities             77,451,774         27,395       (1,987,293)      75,491,876
                                                   ------------      ---------      -----------     ------------

        Equity securities:
          Common stock                                    2,510            535           (2,500)             545
          Mutual funds                                3,415,068              -         (115,163)       3,299,905
                                                   ------------      ---------      -----------     ------------

                   Total equity securities            3,417,578            535         (117,663)       3,300,450
                                                   ------------      ---------      -----------     ------------

        Total                                      $ 80,869,352      $  27,930      $(2,104,956)    $ 78,792,326
                                                   ============      =========      ===========     ============

                                                                        HELD TO MATURITY
                                                                        December 31, 2004
                                               ----------------------------------------------------------------------
                                                                      GROSS           GROSS          ESTIMATED
                                                    AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                                      COST            GAINS          LOSSES            VALUE

        Debt securities:
          Municipal bonds                          $ 10,219,764      $ 116,721      $         -     $ 10,336,485
                                                   ------------      ---------      -----------     ------------

                   Total debt securities           $ 10,219,764      $ 116,721      $         -     $ 10,336,485
                                                   ============      =========      ===========     ============



                                                                       AVAILABLE FOR SALE
                                                                        December 31, 2004
                                               ----------------------------------------------------------------------
                                                                      GROSS           GROSS          ESTIMATED
                                                    AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                                      COST            GAINS          LOSSES            VALUE

        Debt securities:
          Agency bonds                             $ 71,489,648      $  55,440      $(1,152,448)    $ 70,392,640
          Corporate bonds and
            commercial paper                            999,940         14,306           (1,951)       1,012,295
          Municipal bonds                               180,000          3,960                -          183,960
          Certificates of deposit                     1,282,000              -                -        1,282,000
                                                   ------------      ---------      -----------     ------------

                   Total debt securities             73,951,588         73,706       (1,154,399)      72,870,895
                                                   ------------      ---------      -----------     ------------

        Equity securities:
          Common stock                                    2,510            702           (2,500)             712
          Mutual funds                                3,394,786              -         (102,442)       3,292,344
                                                   ------------      ---------      -----------     ------------

                   Total equity securities            3,397,296            702         (104,942)       3,293,056
                                                   ------------      ---------      -----------     ------------

        Total                                      $ 77,348,884      $  74,408      $(1,259,341)    $ 76,163,951
                                                   ============      =========      ===========     ============

        The table below sets forth investment securities which have an unrealized loss position as of March 31, 2005:

                                                        LESS THAN 12 MONTHS                        MORE THAN 12 MONTHS
                                             ------------------------------------------  -----------------------------------------
                                                    GROSS              ESTIMATED                GROSS             ESTIMATED
                                                 UNREALIZED              FAIR                UNREALIZED              FAIR
                                                   LOSSES                VALUE                 LOSSES               VALUE
Securities held to maturity:
   Municipal bonds                                $   (47,827)        $ 6,453,823
                                                  -----------         -----------

           Total securities held to maturity          (47,827)          6,453,823
                                                  -----------         -----------

Securities available for sale:
   Government agency securities                   $  (390,635)        $25,109,365             $(1,595,865)        $45,894,090
   Other securities                                      (793)            498,415                (117,663)          3,299,905
                                                  -----------         -----------             -----------         -----------

           Total securities available for sale       (391,428)         25,607,780              (1,713,528)         49,193,995
                                                  -----------         -----------             -----------         -----------

Total                                             $  (439,255)        $32,061,603             $(1,713,528)        $49,193,995
                                                  ===========         ===========             ===========         ===========

        The table below sets forth investment securities which have an unrealized loss position as of December 31, 2004:

                                                        LESS THAN 12 MONTHS                        MORE THAN 12 MONTHS
                                             ------------------------------------------  -----------------------------------------
                                                    GROSS              ESTIMATED                GROSS             ESTIMATED
                                                 UNREALIZED              FAIR                UNREALIZED              FAIR
                                                   LOSSES                VALUE                 LOSSES               VALUE
Securities available for sale:
   Government agency securities                   $  (392,850)        $30,607,150             $  (759,598)        $30,230,050
   Other securities                                    (1,951)            497,195                (104,942)          3,292,344
                                                  -----------         -----------             -----------         -----------

           Total securities available for sale       (394,801)         31,104,345                (864,540)         33,522,394
                                                  -----------         -----------             -----------         -----------

Total                                             $  (394,801)        $31,104,345             $  (864,540)        $33,522,394
                                                  ===========         ===========             ===========         ===========

        At March 31, 2005, securities in a gross unrealized loss position for twelve months or longer consist of 24 securities having an aggregate depreciation of 3.4% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months at March 31, 2005, consist of 29 securities having an aggregate depreciation of 1.4% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Although the fair value will fluctuate as market interest rates move, the majority of the Company's investment portfolio consists of securities from municipalities and government agencies considered to be low-risk. If held to maturity, the contractual principal and interest payments of the securities are expected to be received in full and the value of the securities is expected to recover. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and the value recovers, and the Company does not intend to sell the securities at a loss. Thus, the unrealized losses are not considered other-than-temporary. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if actual outcomes differ from conclusions reached by management in determining whether an other-than-temporary impairment exists.

4.      MORTGAGE-BACKED SECURITIES

        The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

                                                                        HELD TO MATURITY
                                                                         MARCH 31, 2005
                                               ----------------------------------------------------------------------
                                                                      GROSS           GROSS          ESTIMATED
                                                    AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                                      COST            GAINS          LOSSES            VALUE

        FNMA pass-through
          certificates                             $ 32,353,297      $       -      $  (757,146)    $ 31,596,151
        FHLMC pass-through
          certificates                               22,912,145              -         (544,526)      22,367,619
        Real estate mortgage
          investment conduits                        28,664,543        131,162         (105,915)      28,689,790
                                                   ------------      ---------      -----------     ------------

                   Total                           $ 83,929,985      $ 131,162      $(1,407,587)    $ 82,653,560
                                                   ============      =========      ===========     ============



                                                                       AVAILABLE FOR SALE
                                                                         MARCH 31, 2005
                                               ----------------------------------------------------------------------
                                                                      GROSS           GROSS          ESTIMATED
                                                    AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                                      COST            GAINS          LOSSES            VALUE

        GNMA pass-through
          certificates                             $    801,992      $  31,572      $         -     $    833,564
        FNMA pass-through
          certificates                               12,808,967        167,490          (90,292)      12,886,165
        FHLMC pass-through
          certificates                               72,610,386        189,653       (1,584,650)      71,215,389
        Real estate mortgage
          investment conduits                         7,620,311          5,631         (155,267)       7,470,675
                                                   ------------      ---------      -----------     ------------

                   Total                           $ 93,841,656      $ 394,346      $(1,830,209)    $ 92,405,793
                                                   ============      =========      ===========     ============

                                                                       HELD TO MATURITY
                                                                      DECEMBER 31, 2004
                                               ----------------------------------------------------------------------
                                                                      GROSS           GROSS          ESTIMATED
                                                    AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                                      COST            GAINS          LOSSES            VALUE

        FNMA pass-through
          certificates                             $ 33,609,534      $ 135,032      $  (409,512)    $ 33,335,054
        FHLMC pass-through
          certificates                               23,539,633         85,073         (216,836)      23,407,870
        Real estate mortgage
          investment conduits                        24,554,570         28,116           (3,569)      24,579,117
                                                   ------------      ---------      -----------     ------------

                   Total                           $ 81,703,737      $ 248,221      $  (629,917)    $ 81,322,041
                                                   ============      =========      ===========     ============



                                                                       AVAILABLE FOR SALE
                                                                        DECEMBER 31, 2004
                                               ----------------------------------------------------------------------
                                                                      GROSS           GROSS          ESTIMATED
                                                    AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                                      COST            GAINS          LOSSES            VALUE

        GNMA pass-through
          certificates                             $    887,920      $  38,887      $         -     $    926,807
        FNMA pass-through
          certificates                               13,314,817        289,367          (30,370)      13,573,814
        FHLMC pass-through
          certificates                               59,823,297        420,808         (944,709)      59,299,396
        Real estate mortgage
          investment conduits                         9,274,929          7,117          (54,120)       9,227,926
                                                   ------------      ---------      -----------     ------------

                   Total                           $ 83,300,963      $ 756,179      $(1,029,199)    $ 83,027,943
                                                   ============      =========      ===========     ============

        The table below sets forth mortgage-backed securities which have an unrealized loss position as of March 31, 2005:

                                                        LESS THAN 12 MONTHS                        MORE THAN 12 MONTHS
                                             ------------------------------------------  -----------------------------------------
                                                    GROSS              ESTIMATED                GROSS             ESTIMATED
                                                 UNREALIZED              FAIR                UNREALIZED              FAIR
                                                   LOSSES                VALUE                 LOSSES               VALUE

Securities held to maturity:
   Mortgage-backed securities                     $  (435,009)        $45,125,759             $  (972,578)        $23,014,292
                                                  -----------         -----------             -----------         -----------

           Total securities held to maturity         (435,009)         45,125,759                (972,578)         23,014,292
                                                  -----------         -----------             -----------         -----------

Securities available for sale:
   Mortgage-backed securities and
      collateralized mortgage obligations         $  (589,895)        $35,948,215             $(1,240,314)        $32,767,106
                                                  -----------         -----------             -----------         -----------

           Total securities available for sale       (589,895)         35,948,215              (1,240,314)         32,767,106
                                                  -----------         -----------             -----------         -----------

Total                                             $(1,024,904)        $81,073,974             $(2,212,892)        $55,781,398
                                                  ===========         ===========             ===========         ===========

        The table below sets forth mortgage-backed securities which have an unrealized loss position as of December 31, 2004:

                                                        LESS THAN 12 MONTHS                        MORE THAN 12 MONTHS
                                             ------------------------------------------  -----------------------------------------
                                                    GROSS              ESTIMATED                GROSS             ESTIMATED
                                                 UNREALIZED              FAIR                UNREALIZED              FAIR
                                                   LOSSES                VALUE                 LOSSES               VALUE

Securities held to maturity:
   Mortgage-backed securities                     $  (233,538)        $22,273,458             $  (396,379)        $17,169,143
                                                  -----------         -----------             -----------         -----------

           Total securities held to maturity         (233,538)         22,273,458                (396,379)         17,169,143
                                                  -----------         -----------             -----------         -----------

Securities available for sale:
   Mortgage-backed securities and
      collateralized mortgage obligations         $  (199,104)        $24,610,156             $  (830,095)        $33,161,710
                                                  -----------         -----------             -----------         -----------

           Total securities available for sale       (199,104)         24,610,156                (830,095)         33,161,710
                                                  -----------         -----------             -----------         -----------

Total                                             $  (432,642)        $46,883,614             $(1,226,474)        $50,330,853
                                                  ===========         ===========             ===========         ===========

        At March 31, 2005, securities in a gross unrealized loss position for twelve months or longer consist of 21 securities having an aggregate depreciation of 3.8% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months at March 31, 2005, consist of 22 securities having an aggregate depreciation of 1.2% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Although the fair value will fluctuate as market interest rates move, all of the Company's mortgage-backed securities portfolio consists of securities from FNMA, FHLMC and GNMA considered to be low-risk. If held to maturity, the contractual principal and interest payments of the securities are expected to be received in full and the value of the securities is expected to recover. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and the value recovers, and the Company does not intend to sell the securities at a loss. Thus, the unrealized losses are not considered other-than-temporary. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if actual outcomes differ from conclusions reached by management in determining whether an other-than-temporary impairment exists.

5.      ALLOWANCE FOR LOAN LOSSES

        Following is a summary of changes in the allowance for loan losses:

                                                  THREE MONTHS ENDED              YEAR ENDED
                                               ------------------------ ------------------------------
                                                    MARCH 31, 2005             DECEMBER 31, 2004
                                                 --------------------     --------------------------
        Balance--beginning of year               $          1,412,697     $                1,455,889
          Provision for loan losses                                 -                         45,000
          Charge-offs                                         (20,694)                      (146,736)
          Recoveries                                            5,408                         58,544
                                                 --------------------     --------------------------
            Charge-offs/recoveries--net                       (15,286)                       (88,192)
                                                 --------------------     --------------------------

        Balance--end of period                   $          1,397,411     $                1,412,697
                                                 ====================     ==========================

        The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. During the periods presented, loan impairment was evaluated based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. At March 31, 2005 and December 31, 2004, the Company had no loans that were determined to be impaired.

        Commercial business loans and commercial real estate loans are placed on nonaccrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on nonaccrual only when the loan is 90 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off when they become 90 days delinquent. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. At March 31, 2005 and December 31, 2004, we had no nonaccrual loans. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at March 31, 2005 and December 31, 2004, amounted to approximately $281,000, and $227,000, respectively.

        Interest payments on impaired loans and nonaccrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the three months ended March 31, 2005 and 2004, no cash basis interest income was recognized. Interest income foregone on nonaccrual loans was zero and $7,000 for the three-month periods ended March 31, 2005, and 2004, respectively.

6.      DEFERRED INCOME TAXES

        Items that gave rise to significant portions of the deferred tax accounts are as follows:

                                                                          MARCH 31, 2005         DECEMBER 31, 2004
                                                                     --------------------------------------------------
        Deferred tax assets:
          Allowance for loan losses                                       $      475,120           $      480,317
          Deferred compensation                                                  879,959                  839,320
          Unrealized loss on securities available-for-sale
            and cap and swap contracts                                         1,200,163                  524,604
          Other                                                                   25,544                        -
                                                                          --------------           --------------

                   Total deferred tax assets                                   2,580,786                1,844,241
                                                                          --------------           --------------

        Deferred tax liabilities:
          Property and equipment                                                (209,566)                (201,066)
          Deferred loan fees                                                    (258,917)                (259,767)
          Other                                                                  (23,915)                 (70,340)
                                                                          --------------           --------------

                   Total deferred tax liabilities                               (492,398)                (531,173)
                                                                          --------------           --------------

        Net deferred tax asset                                            $    2,088,388           $    1,313,068
                                                                          ==============           ==============

7.      PENSION AND PROFIT SHARING PLANS

        The Company maintains a nonqualified, unfunded, defined benefit pension plan for the Board of Directors and certain officers. The components of the Company's net periodic cost for the plan is as follows:

                                                                     THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------------------------
                                                                      2005                   2004
                                                               --------------------  ---------------------
        Components of net periodic benefit cost:
        Service cost                                           $             24,655  $              23,775
        Interest cost                                                        28,998                 27,962
        Expected return on assets                                                 -                      -
        Amortization of prior service cost                                   30,347                 29,263
                                                               --------------------  ---------------------

        Net periodic pension cost                              $             84,000  $              81,000
                                                               ====================  =====================

        Weighted average assumptions:

        Discount rate                                                         6.50%                  6.50%
        Rate of return on assets                                                n/a                    n/a
        Rate of increase in future board fees/salary levels                   4.00%                  4.00%

        In 2004, the Company established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of all eligible plan participants. As the unearned shares are released and allocated among participants, the Company recognizes compensation expense equal to the current market price of the shares released. As of March 31, 2005, 468,300 shares of the Company's common stock had been purchased for approximately $6.2 million by the ESOP towards its anticipated total of 571,320 shares for the ESOP. Of these shares, 315,800 were purchased in the quarter ended March 31, 2005 for approximately $4.2 million. In April and May 2005, the ESOP purchased the remaining 103,020 shares for an additional $1.2 million. The average purchase price of the 468,300 shares held at March 31, 2005 and the 571,320 shares held after all purchases were made were $13.27 and $12.90 per share, respectively. The fair value of the 468,300 shares held by the ESOP at March 31, 2005 was approximately $6.0 million. During the quarter ended March 31, 2005, approximately 9,500 shares were committed to be released to participants resulting in recognition of approximately $126,000 in compensation expense.

8.      RESTATMENT OF FINANCIAL STATEMENT - CORRECTION OF AN ERROR

        Subsequent to the issuance of the Company's Form S-1 filed June 10, 2004, Company's management determined that certain derivatives that had been accounted for as cash flow hedges during the 2004 period under SFAS No. 133 did not qualify for hedge accounting. The unrealized gains (losses) on the derivatives, net of related taxes, were inappropriately included in other comprehensive income. Accordingly, the Company restated the consolidated financial statements to include unrealized gains (losses) on derivatives in the income statement. The restatement is described in further detail in the Company's prospectus included in its amended registration statement on Form S-1 filed on October 19, 2004.

        The following is a summary of the effects of the restatement on the consolidated income statement for the three-month period ended March 31, 2004:

                                                                THREE MONTHS ENDED
                                                            ----------------------------
                                                                  MARCH 31, 2004
                                                            ----------------------------
                                                            AS ORIGINALLY
                                                              REPORTED     AS RESTATED
        INTEREST INCOME:
           Interest on loans                                 $ 5,326,876   $ 5,444,626

        INTEREST EXPENSE:
           Interest on Federal Home Loan Bank advances         1,883,118     1,829,276

        NET INTEREST
          INCOME                                               3,787,462     3,959,054

        Loss on derivative instruments, net                                   (278,342)

        INCOME BEFORE INCOME TAXES                             1,342,425     1,235,635

        PROVISIONS FOR INCOME  TAXES                             445,970       409,675

        NET INCOME                                               896,455       825,960

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW--The Company was formed by the Bank in connection with the Bank's reorganization into the mutual holding company form and commenced operations in December 2004. The Company's results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Bank's results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, gains or losses on derivative instruments, service charges and other non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy and equipment expense, data processing expense, advertising and promotions and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking. The Bank's executive offices and loan processing office are in Jenkintown, Pennsylvania, with seven other branches and four limited service facilities located in nearby Montgomery County neighborhoods. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans, primarily residential mortgages.

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

In evaluating our ability to recover deferred tax assets, management considers all available positive and negative evidence, including our past operating results, recent cumulative losses and our forecast of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND DECEMBER 31, 2004

The Company's total assets increased $30.2 million, or 4.2%, to $748.1 million at March 31, 2005 compared to $718.0 million at December 31, 2004. During the first quarter of 2005, the Company purchased $15.0 million of bank owned life insurance ("BOLI"), which is reflected in the Company's balance sheet at its cash surrender value. The BOLI is intended to fund various benefit programs of the Company. Our mortgage-backed securities, both held-to-maturity and available-for-sale, increased by an aggregate of $11.6 million or 7.0% to an aggregate of $176.3 million at March 31, 2005 compared to an aggregate of $164.7 million at December 31, 2004. During the first quarter of 2005, purchases of $23.2 million in the aggregate were partially offset by $10.3 million in repayments and maturities of our held-to-maturity and available-for-sale mortgage-backed securities. Our net loans receivable remained relatively consistent, increasing by $2.7 million or 0.7% to $415.3 million at March 31, 2005 compared to $412.7 million at December 31, 2004.

The $16.7 million or 4.1% increase in deposits from December 31, 2004 to March 31, 2005 resulted mainly from a $20.7 million increase in certificate of deposit accounts. The increase in certificates of deposits was also accompanied by a $4.4 million increase in savings and money market accounts which were partially offset by an $8.4 million decrease in checking accounts. Our advances from the Federal Home Loan Bank ("FHLB") increased $9.7 million or 5.7% during the first quarter of 2005 to $180.4 million at March 31, 2005 compared to $170.7 million at December 31, 2004. We utilize advances from the FHLB as an alternative to retail deposits to fund operations and additional asset growth. The $5.9 million increase in other borrowed money to $18.8 million at March 31, 2005 compared to $12.9 million at December 31, 2004 reflects an increase in the amount of securities repurchase agreements entered into with certain commercial checking account customers.

Our stockholders' equity decreased $4.0 million to $119.1 million at March 31, 2005 compared to $123.1 million at December 31, 2004. The decrease was primarily due to the purchase of 318,500 shares of the Company's common stock for an aggregate of $4.2 million by the Company's Employee Stock Ownership Plan ("ESOP"), partially offset by a commitment to release approximately 9,500 unallocated ESOP shares with an aggregate cost of approximately $126,000. Additionally, accumulated other comprehensive loss increased $1.4 million during the first quarter of 2005, based on changes in the fair value of our available-for-sale investment portfolio. These decreases to stockholders' equity were partially offset by a $1.4 million increase in retained earnings resulting from first quarter net income.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2005, our cash and cash equivalents amounted to $30.1 million. In addition, at such date we had $3.2 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $171.2 million at March 31, 2005.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2005, we had certificates of deposit maturing within the next 12 months amounting to $92.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended March 31, 2005, and the year ended December 31, 2004, the average balance of our outstanding FHLB advances was $174.0 million and $169.7 million, respectively. At March 31, 2005, we had $180.4 million in outstanding FHLB advances and we had $266.1 million in additional FHLB advances available to us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. We have increased our utilization of borrowings in recent years as an alternative to deposits as a source of funds. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge substantially all of our residential mortgage loans and mortgage-backed securities as well as all of our stock in the Federal Home Loan Bank as collateral for such advances.

Our stockholders' equity amounted to $119.1 million at March 31, 2005, inclusive of $69.3 million in net proceeds from the Company's initial public offering on December 16, 2004. The capital raised in the offering has provided us with additional flexibility to grow and diversify. Proceeds have been conservatively invested in instruments that yield a market rate until we can deploy them into loans. As part of our long-term strategic plan to leverage our capital through retail deposit and loan growth, we anticipate opening a new branch in Warrington, Bucks County, Pennsylvania in the second half of 2005. Planning is also under way for two additional branches, which are projected to open within the next twelve months. Additionally, a portion of the net proceeds from the offering has been used to buy shares of the Company's common stock for our ESOP. As noted above, our ESOP purchased approximately 318,500 shares of the Company's common stock in the open market for an aggregate of $4.2 million in the quarter ended March 31, 2005.

The following table summarizes the Bank's capital ratios as of the dates indicated and compares them to current regulatory requirements.

                                              Actual Ratios At
                                        -------------   ------------
                                          March 31,     December 31,    Regulatory      To Be Well
                                             2005           2004          Minimum      Capitalized
                                        -------------   ------------   -------------   ------------
        CAPITAL RATIOS:
        Tier 1 leverage ratio                  11.75%         12.73%           4.00%         5.00%
        Tier 1 risk-based capital ratio        19.83          21.24            4.00          6.00
        Total risk-based capital ratio         20.15          21.57            8.00         10.00

DERIVATIVE FINANCIAL INSTRUMENTS

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. On occasion, we have used interest rate caps and swap agreements to manage our exposure to fluctuations in interest rates on a portion of our fixed-rate loans and variable rate deposits. We have used interest rate swap agreements to economically hedge interest rate risk resulting from our portfolio of interest-earning loans and interest-bearing deposit liabilities. We do not hold any derivative financial instruments for trading purposes.

At March 31, 2005, we are a party to two interest rate swap agreements, which we entered into in June 2002 and December 2002, respectively, with notional amounts of $15.0 million each, and with terms expiring in June 2005 and December 2005, respectively. Previously, we also were a party to one swap agreement, with a notional amount of $15.0 million, which we entered into in December 2001 and which expired in December 2004, and one interest rate cap agreement, with a notional amount of $15.0 million, which we entered into in June 2001 and which expired in June 2004. The contra party on each of our cap and swap agreements is the FHLB of Pittsburgh. We entered into these cap and swap agreements as a part of our strategy to manage our interest rate risk, and we intended them to serve as a direct hedge against a specified portion of our loans or deposits. Under the cap agreement, which was intended to hedge a portion of our fixed-rate single-family residential mortgage loan portfolio, we were entitled to receive the amount, if any, by which the ten-year Constant Maturity Treasury ("CMT") exceeded 7.53% on the notional amount. Given the low interest rates in recent periods, we did not receive any payments from the cap agreement. However, had we experienced a rising interest rate environment, the cap agreement would have provided additional income that would have ameliorated the adverse impact of our fixed-rate, long-term mortgage loans. The premium cost of the cap was $99,000, which was amortized over its three-year term. Our swap agreement that expired in December 2004 and one of our interest rate swap agreements at March 31, 2005, also were designed to serve as a hedge against our fixed-rate, single-family mortgage loan portfolio. Under the agreement which expired in December 2004 we either paid or received the amount by which the ten-year CMT fell below or exceeded 5.92%. Under the agreement with a term expiring in June 2005, we either pay or receive the amount by which the ten-year CMT falls below or exceeds 5.57%. Again, given the low interest rate environment in recent periods, these swap agreements have resulted in us making payments to the contra party. The intent of these two agreements was to effectively convert a portion of our fixed-rate loan portfolio to a variable interest rate. Our other interest rate swap agreement was designed to hedge a portion of our variable rate money market deposit accounts against rising interest rates. Under this swap agreement, we either pay or receive the amount by which the three-month LIBOR falls below or exceeds 2.59%. Again, as a result of market rates in recent periods, we have made payments on this swap agreement to the contra-party. Our intent with this agreement was to effectively convert a portion of our deposits from a variable rate liability to a fixed-rate liability.

The swaps do not qualify as hedges under SFAS No. 133. As such, the fair value of the interest rate swaps are reflected as a liability in the accompanying consolidated statements of financial condition and the change in fair value is recorded in gain (loss) on derivative instruments, net in the consolidated statements of income. The fair value of the swap agreements was a negative $17,000 and a negative $85,000 at March 31, 2005 and December 31, 2004, respectively. During the three months ended March 31, 2005 and 2004, the Company paid $53,825 and $171,592, respectively, under the agreements. In addition, the unrealized gain (loss) on derivatives recognized in gain (loss) on derivative instruments, net in the Company's unaudited consolidated statements of income was $68,000 and $(106,750) for the three months ended March 31, 2005 and 2004, respectively.

The following table summarizes our derivative financial instruments at March 31, 2005.

                                                                  Amount of Commitment Expiration - Per Period
                                                            ---------------------------------------------------------
                                          Total Amount          To             1-3           4-5          After 5
                                           Committed          1 Year          Years         Years          Years
                                       ------------------  -------------  -------------  ------------  --------------
                                                                       (In Thousands)
Interest rate cap agreement                $      --         $     --        $    --       $    --         $    --
   (notional amount)
Interest rate swap agreements
   (notional amount)                          30,000           30,000             --            --              --
Interest-rate loan lock
   commitments                                    --               --             --            --              --

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2005 and December 31, 2004 we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2005 and December 31, 2004, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated, amounted to approximately $86.5 million and $92.4 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At March 31, 2005 and December 31, 2004, the Bank had letters of credit outstanding of approximately $10.9 million and $11.3 million, respectively, of which $10.7 million and $10.5 million, respectively, were standby letters of credit. At March 31, 2005, the uncollateralized portion of the letters of credit extended by the Bank was approximately $215,000 of which $99,000 was for standby letters of credit.

The Bank is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company's contingent liabilities are exposures to limited recourse arrangements with respect to the Bank's sales of whole loans and participation interests. At March 31, 2005, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at March 31, 2005.

                                                                   Amount of Commitment Expiration - Per Period
                                                            ---------------------------------------------------------
                                          Total Amount          To             1-3           4-5          After 5
                                           Committed          1 Year          Years         Years          Years
                                       ------------------  -------------  -------------  ------------  --------------
                                                                       (In Thousands)
Letters of credit                              $10,865       $ 9,996         $   869        $  --          $    --
Recourse obligations on loans sold                 185            --              --           --              185
Commitments to originate loans                  10,196        10,196              --           --               --
Unused portion of home equity
   lines of credit                              21,927            --              --           --           21,927
Unused portion of commercial
   lines of credit                              10,577        10,577              --           --               --
Undisbursed portion of
   construction loans in process                43,788         9,670          34,118           --               --
                                       ------------------  -------------  -------------  ------------  --------------
      Total commitments                        $97,538       $40,439         $34,987        $  --          $22,112
                                       ==================  =============  =============  ============  ==============

The following table summarizes our contractual cash obligations at March 31, 2005.

                                                                             Payments Due By Period
                                                            ---------------------------------------------------------
                                          Total Amount          To             1-3           4-5          After 5
                                           Committed          1 Year          Years         Years          Years
                                       ------------------  -------------  -------------  ------------  --------------
                                                                       (In Thousands)
Certificates of deposit                     $203,515         $ 92,519        $ 85,831      $12,220         $12,945
                                       ------------------  -------------  -------------  ------------  --------------
FHLB advances                                180,367           24,310          19,014       60,876          76,167
Repurchase agreements                         18,764           18,764              --           --              --
                                       ------------------  -------------  -------------  ------------  --------------
   Total debt                                199,131           43,074          19,014       60,876          76,167
                                       ------------------  -------------  -------------  ------------  --------------
Operating lease obligations                    4,259              466             901          667           2,225
                                       ------------------  -------------  -------------  ------------  --------------
   Total contractual obligations            $406,905         $136,059        $105,746      $73,763         $91,337
                                       ==================  =============  =============  ============  ==============

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND
2004

GENERAL. We had net income of $1.4 million for the quarter ended March 31, 2005, representing an increase of 70.8% over the comparable 2004 period. Earnings per share on the Company's 15,870,000 outstanding common shares (of which 7,141,500 shares were sold to the public in the Company's initial public offering in December 2004) was $0.09 for the quarter ended March 31, 2005. Our results for the first quarter of 2005 reflect, in part, increases in the average amount of interest-earning assets combined with increases in the average yield on such assets. The resulting increase in interest income was partially offset by an increase in interest expense. Although our net interest spread decreased to 2.29% for the quarter ended March 31, 2005 from 2.40% for the quarter ended March 31, 2004, our net interest margin increased to 2.80% from 2.73% for the same periods, respectively. In addition, we reported a gain on derivative instruments for the quarter ended March 31, 2005 compared to a loss for the quarter ended March 31, 2004, which was primarily responsible for a 113.1% increase in non-interest income. Our non-interest expense for the quarter ended March 31, 2005 also increased as a result of increases in all categories of non-interest expense with the exception of depreciation expense which decreased slightly.

INTEREST INCOME. Our total interest income was $8.9 million for the quarter ended March 31, 2005 compared to $7.3 million for the quarter ended March 31, 2004, a $1.6 million or 21.6% increase. This increase was due to increases in the average balances of all categories of interest-earning assets, with the largest increases occurring in the average balances of loans and mortgage-backed securities, which grew by $53.1 million and $50.0 million, respectively. The increases in the average balances of our interest-earning assets were accompanied by increases in the average yields of all categories of interest-earning assets. Despite these overall increases, our average yield on total interest-earning assets decreased to 5.03% for the quarter ended March 31, 2005 from 5.05% for the quarter ended March 31, 2004. This occurred as loans receivable, our highest yielding interest-earning asset, decreased as a proportion of total interest-earning assets to 58.8% of our average interest-earning assets for the quarter ended March 31, 2005, compared to 62.5% of our interest-earning assets for the comparable quarter in the prior year. This change in the mix of our interest-earning assets occurred as capital from our initial public offering has been disbursed into other investments more quickly than it has been disbursed into loans.

INTEREST EXPENSE. Our total interest expense was $4.0 million for the quarter ended March 31, 2005 compared to $3.4 million for the quarter ended March 31, 2004, an increase of $588,000 or 17.5%. The increase in interest expense for the first quarter of 2005 when compared to the same period in the prior year resulted mainly from increases in the average balances of deposits and FHLB advances as well as increases in the average rates paid on deposits and other borrowings. Our average deposit balance increased $51.1 million or 15.5% to $381.8 million for the quarter ended March 31, 2005 from $330.7 million for the quarter ended March 31, 2004. This occurred due to increases in the average balances of all categories of deposit accounts, led by a $34.3 million increase in the average balance of certificates of deposit. Our average rate on deposits increased to 2.06% for the quarter ended March 31, 2005 from 1.84% for the quarter ended March 31, 2004, driven largely by the growth in our certificate of deposit accounts, which generally pay a higher rate of interest than other deposit products. The average rate on these accounts increased to 3.25% for the quarter ended March 31, 2005 from 3.07% for the quarter ended March 31, 2004. Our average rate on interest-bearing liabilities as a whole increased to 2.74% for the quarter ended March 31, 2005 from 2.65% for the quarter ended March 31, 2004.

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

                                                                      Three Months
                                                                     Ended March 31,
                                           --------------------------------------------------------------------
                                                          2005                              2004
                                           ----------------------------------  --------------------------------
                                              Average                Average    Average                Average
                                              Balance   Interest   Yield/Rate   Balance   Interest   Yield/Rate
                                           ------------ ---------  ----------- ---------  ---------  ----------
                                                                 (Dollars in Thousands)
Interest-earning assets:
     Investment securities(1)              $     89,248 $     740        3.32% $  80,821        605        2.99%
     Mortgage-backed securities                 172,942     1,798        4.16    122,948      1,257        4.09
     Loans receivable(2)                        416,041     6,279        6.04    362,902      5,445        6.00
     Other interest-earning assets               29,906        90        1.20     13,920         16        0.46
                                           ------------ ---------              ---------  ---------
       Total interest-earning assets            708,137     8,907        5.03%   580,591      7,323        5.05%
                                                        ---------  -----------            ---------  ----------
     Cash and non-interest earning
       balances                                  20,381                           13,292
     Other non-interest-earning assets           16,323                            9,485
                                           ------------                        ---------
       Total assets                        $    744,841                        $ 603,368
                                           ============                        =========
Interest-bearing liabilities:
  Deposits:
     Savings and money market accounts      $   128,252       319        0.99% $ 112,336        223       0.79%
     Checking accounts                           51,881        10        0.08     50,985         15       0.12
     Certificate accounts                       201,690     1,640        3.25    167,401      1,286       3.07
                                           ------------ ---------              ---------  ---------
       Total deposits                           381,823     1,969        2.06    330,722      1,524       1.84
  FHLB advances                                 173,977     1,905        4.38    164,809      1,829       4.44
  Other borrowings                               21,131        78        1.48     12,139         11       0.36
                                           ------------ ---------              ---------  ---------
     Total interest-bearing liabilities         576,931 $   3,952        2.74%   507,670  $   3,364       2.65%
                                                        ---------  -----------            ---------  ----------
Non-interest-bearing liabilities:
     Non-interest-bearing demand
       accounts                                  36,527                           34,144
     Real estate tax escrow accounts              2,600                            2,702
     Other liabilities                            6,572                            4,849
                                           ------------                        ---------
       Total liabilities                        622,630                          549,365
     Retained earnings                          122,211                           54,003
                                           ------------                        ---------
       Total liabilities and retained
         earnings                          $    744,841                        $ 603,368
                                           ============                        =========
     Net interest-earning assets           $    131,206                        $  72,921
                                           ============                        =========
     Net interest income                                $   4,955                         $   3,959
                                                        =========                         =========
     Average interest rate spread                                        2.29%                            2.40%
                                                                   ===========                       ==========
     Net interest margin(3)                                              2.80%                            2.73%
                                                                   ===========                       ==========

---------------------------
(1) Investment securities for the 2005 period include 26 non-taxable municipal bonds with an aggregate average balance of $10.4 million and an average yield of 4.3%. Investment securities for the 2004 period include one non-taxable municipal bond in the amount of $180,000 and a yield of 3.9%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.
(2) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)     Equals net interest income divided by average interest-earning assets.

PROVISION FOR LOAN LOSSES. We made no provision for loan losses in the first quarter of 2005 compared to a provision of $45,000 in the first quarter of 2004. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. At March 31, 2005, we had $281,000 of non-performing assets and our allowance for loan losses amounted to $1.4 million. Our non-performing loans as a percentage of total loans receivable was 0.07% at March 31, 2005, 0.05% at December 31, 2004 and 0.10% at March 31, 2004.
For the quarter ended March 31, 2005 our net loan charge-offs amounted to $15,000. For the quarter ended March 31, 2004 we had net recoveries of $2,000.

NON-INTEREST INCOME. Our total non-interest income amounted to $579,000 for the three-months ended March 31, 2005 compared to $272,000 for the three-months ended March 31, 2004. The increase was due primarily to a $14,000 gain on derivative instruments for the first quarter of 2005 compared to a loss of $278,000 for the first quarter of 2004. Service charge income, rental income and other non-interest income remained relatively consistent during the first quarter of 2005 compared to the first quarter of 2004.

NON-INTEREST EXPENSES. Our total non-interest expense for the quarter ended March 31, 2005 amounted to $3.5 million, representing an increase of $535,000 or 18.1% from the quarter ended March 31, 2004. The overall increase was due to increases in all categories of non-interest expense with the exception of depreciation expense which decreased slightly. Salaries and employee benefits expense, the largest component of non-interest expense, increased $180,000 or 11.1% in the first quarter of 2005 when compared to the first quarter of 2004. This increase was due to approximately $137,000 in additional expenses relating to new employee benefit plans that began in 2005, as well as to normal merit increases in salaries. Our advertising and promotions expense increased approximately $20,000 or 28.4% as a result of additional promotions related to our reorganization to the mutual holding company form. Other non-interest expense increased approximately $120,000 or 25.0% due in large part to increased audit and professional fees as the result of becoming a public reporting entity.

INCOME TAX EXPENSE. Income tax expense for the quarter ended March 31, 2005 amounted to $638,000 compared to $410,000 for the quarter ended March 31, 2004. The increase in income tax expense was due to the increase in our pre-tax income, partially offset by a decrease in our effective tax rate. Our effective tax rate decreased to 31.1% for the first quarter of 2005 from 33.2% for the first quarter of 2004, primarily as a result of increased investment in tax-exempt municipal securities as well as the purchase of bank owned life insurance in March 2005.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following: (1) general economic conditions, (2) competitive pressure among financial services companies, (3) changes in interest rates, (4) deposit flows, (5) loan demand, (6) changes in legislation or regulation, (7) changes in accounting principles, policies and guidelines, (8) litigation liabilities, including costs, expenses, settlements and judgments, and (9) other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We have no obligation to update or revise any forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

GAP ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 1.82% at March 31, 2005, compared to a positive 0.57% at December 31, 2004. We have increased our originations of commercial real estate and multi-family residential real estate loans, construction loans, home equity lines and commercial business loans. This was done, in part, because all of these loans generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, thereby increasing the amount of our interest rate sensitive assets in the one- to three-year time horizon. By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2005, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2005, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 10% to 26%. The annual prepayment rate for mortgage-backed securities is assumed to range from 9% to 63%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," of 16%, 12.5% and 0%, respectively.

                                                    More than      More than     More than
                                      6 Months      6 Months        1 Year        3 Years       More than
                                      or Less       to 1 Year      to 3 Years    to 5 Years      5 Years     Total Amount
                                   -------------  -------------  -------------  ------------  -------------  ------------
                                                                   (Dollars in Thousands)
Interest-earning assets(1):
  Loans receivable(2)              $     143,964  $      27,801  $      91,477  $     70,263  $      83,235  $    416,740
  Mortgage-backed securities              35,420         24,730         60,405        27,354         29,012       176,921
  Investment securities                    7,613          2,986         37,778        19,500         23,211        91,088
  Other interest-earning assets           23,226             --             --            --             --        23,226
                                   -------------  -------------  -------------  ------------  -------------  ------------
     Total interest-earning
       assets                            210,223         55,517        189,660       117,117        135,458       707,975
                                   =============  =============  =============  ============  =============  ============
Interest-bearing liabilities:
  Savings and money market
     accounts                      $      19,446  $      19,446       $ 48,684  $     22,398  $      19,615  $    129,589
  Checking accounts                           --             --             --            --         50,148        50,148
  Certificate accounts                    61,047         31,480         85,831        12,220         12,937       203,515
  FHLB advances                          117,442         11,726         20,155        17,862         13,182       180,367
  Other borrowed money                    18,764             --             --            --             --        18,764
                                   -------------  -------------  -------------  ------------  -------------  ------------
     Total interest-bearing
     liabilities                         216,699         62,652        154,670        52,480         95,882       582,383
                                   =============  =============  =============  ============  =============  ============

Interest-earning assets less
   interest-bearing liabilities    $     (6,476)  $     (7,135)  $      34,990  $     64,637  $      39,756  $    125,592
                                   =============  =============  =============  ============  =============  ============

Cumulative interest-rate
   sensitivity gap(3)              $     (6,476)  $    (13,611)  $      21,379  $     86,016  $     125,592
                                   =============  =============  =============  ============  =============

Cumulative
   interest-rate
   gap as a percentage of total
   assets at March 31, 2005               (0.87)%        (1.82)%          2.86%        11.50%         16.79%
                                   =============  =============  =============  ============  =============

Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities at March 31, 2005           97.01%         95.13%        104.93%       117.68%        121.57%
                                   =============  =============  =============  ============  =============

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

        ITEM 4. - CONTROLS AND PROCEDURES

        Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

        Item 2.         Unregistered Sales of Equity Securities and Use of
                        Proceeds

        (a)     Not applicable.

        (b)     Not applicable.

        (c)     PURCHASES OF EQUITY SECURITIES

        The Company did not make any purchases of its common stock during the quarter ended March 31, 2005, however, the Company's employee stock ownership plan made certain purchases pursuant to a publicly-announced plan as set forth in the table below.

                                                                                  TOTAL NUMBER OF          MAXIMUM NUMBER OF
                                            TOTAL                               SHARES PURCHASED AS       SHARES THAT MAY YET
                                          NUMBER OF                               PART OF PUBLICLY        BE PURCHASED UNDER
                                            SHARES          AVERAGE PRICE        ANNOUNCED PLANS OR           THE PLAN OR
                  PERIOD                  PURCHASED        PAID PER SHARE             PROGRAMS                PROGRAMS(1)
    -----------------------------------  ------------     -----------------     --------------------     ---------------------
    January 1 - January 31, 2005              213,500            13.10                       366,000                   205,320
    February 1 - February 28, 2005             34,000            13.20                       400,000                   171,320
    March 1 - March 31, 2005                   68,300            13.52                       468,300                   103,020

    Total                                     315,800     $      13.20                       468,300                   103,020
                                              =======      ===============-                  =======                   =======

(1) On December 15, 2004, the Board of Directors authorized the Company's employee stock ownership plan to purchase up to 571,320 shares of the Company's common stock. A total of 152,500 shares were purchased in December 2004. The remaining 103,020 shares were purchased by the ESOP in April and May 2005. No additional purchases will be made by the ESOP under this plan.


        Item 3.         Defaults upon Senior Securities

                        Not applicable.

        Item 4.         Submission of Matters to a Vote of Security Holders

                        Not applicable.

        Item 5.         Other Information

                        Not applicable.

        Item 6.         Exhibits

                        No.             Description
                        ---             -----------
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


                                        ABINGTON COMMUNITY BANCORP, INC.



Date: May 16, 2005              By:         /s/ Robert W. White
                                        ----------------------------------------
                                                Robert W. White
                                                Chairman, President and
                                                Chief Executive Officer




Date: May 16, 2005              By:         /s/ Jack J. Sandoski
                                        ----------------------------------------
                                                Jack J. Sandoski
                                                Senior Vice President and
                                                Chief Financial Officer