Form 10-Q
period 2005-06-30
Abington Community Bancorp, Inc.
filed 2005-08-15
CIK 1292898

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                         -----------------------------

                                    FORM 10-Q
(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2005
                                       OR

| |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

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
              (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No
                                             -------      -------

        Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes           No   X
                                                   -------      -------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 12, 2005, 15,870,000 shares of the Registrant's common stock were issued and outstanding.

ABINGTON COMMUNITY BANCORP, INC.

TABLE OF CONTENTS
-----------------------------------------------------------------------------------------------

                                                                                         PAGE

PART I - FINANANCIAL INFORMATION

   ITEM 1. CONDENSED FINANCIAL STATEMENTS

     Unaudited Consolidated Statements of Financial Condition as of June 30, 2005
     and December 31, 2004                                                                1

     Unaudited Consolidated Statements of Income for the Three and Six Months Ended
     June 30, 2005 and 2004                                                               2

     Unaudited Consolidated Statements of Changes in Stockholders' Equity and
     Comprehensive Income for the Six Months Ended June 30, 2005 and 2004                 3

     Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30,
     2005 and 2004                                                                        4

     Notes to Unaudited Consolidated Financial Statements                                 5

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                                    19

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     32

   ITEM 4. CONTROLS AND PROCEDURES                                                        35


PART II - OTHER INFORMATION


   ITEM 1. Legal Proceedings                                                              36

   ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds                    36

   ITEM 3. Defaults upon Senior Securities                                                36

   ITEM 4. Submission of Matters to a Vote of Security Holders                            37

   ITEM 5. Other Information                                                              37

   ITEM 6. Exhibits                                                                       37

   SIGNATURES                                                                             39

   CERTIFICATIONS

ABINGTON COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                  June 30, 2005             December 31, 2004
                                                                          -------------------------------------------------------
ASSETS

Cash and due from banks                                                   $               18,285,679   $               24,867,784
Interest-bearing bank balances                                                             7,430,778                    8,428,048
                                                                          --------------------------   --------------------------
      Total cash and cash equivalents                                                     25,716,457                   33,295,832
Investment securities held to maturity (estimated fair
  value--2005, $20,641,211; 2004, $10,336,485)                                            20,396,674                   10,219,764
Investment securities available for sale (amortized cost--
  2005, $80,892,839; 2004, $77,348,884)                                                   79,586,868                   76,163,951
Mortgage-backed securities held to maturity (estimated fair
  value--2005, $79,769,278; 2004, $81,322,041)                                            80,284,313                   81,703,737
Mortgage-backed securities available for sale (amortized cost--
  2005, $93,057,403; 2004, $83,300,963)                                                   92,298,822                   83,027,943
Loans receivable, net of allowance for loan loss
   (2005, $1,390,262; 2004, $1,412,697)                                                  459,389,129                  412,655,664
Accrued interest receivable                                                                3,023,169                    2,710,162
Federal Home Loan Bank stock--at cost                                                     11,285,700                   10,450,100
Cash surrender value - bank owned life insurance                                          15,164,340                            -
Property and equipment, net                                                                5,823,541                    5,533,085
Deferred tax asset                                                                         1,655,594                    1,313,068
Prepaid expenses and other assets                                                          2,442,169                      905,074
                                                                          --------------------------   --------------------------

TOTAL ASSETS                                                              $              797,066,776   $              717,978,380
                                                                          ==========================   ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest-bearing                                                   $               40,002,776   $               37,596,228
    Interest-bearing                                                                     408,342,692                  367,693,829
                                                                          --------------------------   --------------------------
      Total deposits                                                                     448,345,468                  405,290,057
  Advances from Federal Home Loan Bank                                                   191,167,155                  170,666,374
  Other borrowed money                                                                    20,748,104                   12,865,521
  Accrued interest payable                                                                 2,736,009                      910,040
  Advances from borrowers for taxes and insurance                                          3,703,136                    2,047,151
  Accounts payable and accrued expenses                                                   10,397,063                    3,144,536
                                                                          --------------------------   --------------------------

         Total liabilities                                                               677,096,935                  594,923,679
                                                                          --------------------------   --------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 10,000,000 shares authorized,
    none issued                                                                                    -                            -
  Common stock, $0.01 par value, 40,000,000 shares authorized,
    issued and outstanding: 15,870,000 in 2005 and 2004                                      158,700                      158,700
  Additional paid-in capital                                                              69,085,928                   69,096,936
  Unallocated common stock held by:
    Employee Stock Ownership Plan (ESOP)                                                  (7,125,960)                  (2,046,137)
    Deferred compensation plans trust                                                     (1,050,000)                  (1,074,200)
  Retained earnings                                                                       60,263,777                   57,881,651
  Accumulated other comprehensive loss                                                    (1,362,604)                    (962,249)
                                                                          --------------------------   --------------------------

         Total stockholders' equity                                                      119,969,841                  123,054,701
                                                                          --------------------------   --------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $              797,066,776   $              717,978,380
                                                                          ==========================   ==========================

                                                                1

ABINGTON COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
---------------------------------------------------------------------------------------    ------------------------------------

                                                        Three Months Ended June 30,              SIX MONTHS ENDED JUNE 30,
                                                   ------------------------------------    ------------------------------------
                                                          2005               2004                2005                2004
                                                   ------------------------------------    ------------------------------------
INTEREST INCOME:
  Interest on loans                                 $    6,898,217     $     5,520,582      $   13,176,841     $    10,965,208
  Interest and dividends on investment and
    mortgage-backed securities:
      Taxable                                            2,621,826           1,815,721           5,138,415           3,692,423
      Tax-exempt                                           146,049               1,755             257,394               3,510
                                                   ----------------   -----------------    ----------------   -----------------

        Total interest income                            9,666,092           7,338,058          18,572,650          14,661,141

INTEREST EXPENSE:
  Interest on deposits                                   2,188,623           1,589,649           4,157,947           3,113,666
  Interest on Federal Home Loan Bank advances            2,126,542           1,833,466           4,031,043           3,662,742
  Interest on other borrowed money                         117,670              17,493             195,665              28,229
                                                   ----------------   -----------------    ----------------   -----------------

        Total interest expense                           4,432,835           3,440,608           8,384,655           6,804,637
                                                   ----------------   -----------------    ----------------   -----------------

NET INTEREST INCOME                                      5,233,257           3,897,450          10,187,995           7,856,504

PROVISION FOR LOAN LOSSES                                        -                   -                   -              45,000
                                                   ----------------   -----------------    ----------------   -----------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              5,233,257           3,897,450          10,187,995           7,811,504
                                                   ----------------   -----------------    ----------------   -----------------

NON-INTEREST INCOME
  Service charges                                          447,316             471,032             883,351             904,823
  Rental income                                              8,499              13,395              23,950              26,590
  Gain (loss) on derivative instruments, net                28,495             229,117              42,670             (49,225)
  Other income                                             277,742             109,119             391,570             212,428
                                                   ----------------   -----------------    ----------------   -----------------

        Total non-interest income                          762,052             822,663           1,341,541           1,094,616
                                                   ----------------   -----------------    ----------------   -----------------

NON-INTEREST EXPENSES
  Salaries and employee benefits                         1,864,667           1,419,304           3,665,102           3,039,643
  Net occupancy                                            384,538             294,192             790,283             587,942
  Depreciation                                             121,651             122,297             244,920             250,088
  Data processing                                          242,947             301,584             591,649             601,773
  ATM expense                                               82,193              84,958             168,030             113,187
  Deposit insurance premium                                 30,549              24,049              59,645              52,177
  Advertising and promotions                               109,902              88,819             201,986             160,516
  Other                                                    702,252             488,558           1,302,427             968,807
                                                   ----------------   -----------------    ----------------   -----------------

        Total non-interest expenses                      3,538,699           2,823,761           7,024,042           5,774,133
                                                   ----------------   -----------------    ----------------   -----------------

INCOME BEFORE INCOME TAXES                               2,456,610           1,896,352           4,505,494           3,131,987
                                                   ----------------   -----------------    ----------------   -----------------

PROVISION FOR INCOME TAXES                                 720,434             630,165           1,358,434           1,039,840
                                                   ----------------   -----------------    ----------------   -----------------

NET INCOME                                          $    1,736,176     $     1,266,187      $    3,147,060     $     2,092,147
                                                   ================   =================    ================   =================

BASIC EARNINGS PER COMMON SHARE                     $         0.11             n/a          $         0.20              n/a

DILUTED EARNINGS PER COMMON SHARE                   $         0.11             n/a          $         0.20              n/a

AVERAGE COMMON SHARES OUTSTANDING                       15,354,874             n/a              15,429,204              n/a


                                                                2

ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------------------------------

                                                         COMMON
                                                          STOCK
                                                         ACQUIRED                      ACCUMULATED
                                        ADDITIONAL         BY                             OTHER           TOTAL
                            COMMON        PAID-IN        BENEFIT        RETAINED      COMPREHENSIVE   STOCKHOLDERS'  COMPREHENSIVE
                             STOCK        CAPITAL         PLANS         EARNINGS          LOSS            EQUITY         INCOME

BALANCE--JANUARY 1, 2005   $ 158,700    $69,096,936    $(3,120,337)    $57,881,651     $  (962,249)   $ 123,054,701

  Comprehensive income:
    Net income                     -              -              -       3,147,060               -        3,147,060   $ 3,147,060
    Net realized holding
     loss on available
     for sale securities
     arising during the
     period, net of tax
     benefit of $206,244           -              -              -               -        (400,355)        (400,355)     (400,355)
                                                                                                                      -----------

  Comprehensive income                                                                                                $ 2,746,705
                                                                                                                      ===========
  Cash dividend                    -              -              -        (764,934)              -         (764,934)
  Shares released from
     deferred compensation
     plans trust                   -              -         24,200               -               -           24,200
  ESOP shares committed to
     be released                   -        (11,008)       245,723                               -          234,715
  Common stock acquired
     by ESOP                       -              -     (5,325,546)              -               -       (5,325,546)
                           ---------    -----------    ------------    -----------    ------------    -------------

BALANCE--JUNE 30, 2005     $ 158,700    $69,085,928    $(8,175,960)    $60,263,777    $ (1,362,604)   $ 119,969,841
                           =========    ===========    ============    ===========    ============    =============

                                                         COMMON
                                                          STOCK
                                                         ACQUIRED                      ACCUMULATED
                                        ADDITIONAL         BY                             OTHER           TOTAL
                            COMMON        PAID-IN        BENEFIT        RETAINED      COMPREHENSIVE   STOCKHOLDERS'  COMPREHENSIVE
                             STOCK        CAPITAL         PLANS         EARNINGS          LOSS            EQUITY         INCOME

BALANCE--JANUARY 1, 2004   $       -    $         -    $         -     $53,426,380     $  (192,112)   $  53,234,268

  Comprehensive income:
    Net income                     -              -              -       2,092,147               -        2,092,147   $ 2,092,147
    Net realized holding
     loss on available
     for sale securities
     arising during the
     period, net of tax
     benefit of $821,849           -              -              -               -      (1,595,355)      (1,595,355)   (1,595,355)
                           ---------    -----------    ------------    -----------    ------------    -------------  ------------

BALANCE--JUNE 30, 2004     $            $              $               $55,518,527     $(1,787,467)   $  53,731,060  $    496,792
                           =========    ===========    ============    ===========    ============    =============  ============


See notes to unaudited consolidated financial statements.

                                                                3


ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------

                                                               Six Months Ended June 30,
                                                           --------------------------------
                                                                2005               2004
                                                           --------------------------------
OPERATING ACTIVITIES:
  Net income                                               $   3,147,060      $   2,092,147
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                          -             45,000
    Depreciation                                                 244,920            250,088
    Amortization of ESOP                                         234,715                  -
    Unrealized gain on derivative instruments                    (83,680)          (330,500)
    Deferred income tax benefit (expense)                       (136,282)           123,624
    Amortization of:
      Deferred loan fees                                        (669,818)          (678,052)
      Premiums and discounts, net                                119,213            201,357
    Income from bank owned life insurance                       (164,340)                 -
    Changes in assets and liabilities which (used)
     provided cash:
      Accrued interest receivable                               (313,007)            49,203
      Prepaid expenses and other assets                       (1,537,095)        (1,106,333)
      Accrued interest payable                                 1,825,969          1,062,212
      Accounts payable and accrued expenses                    1,975,375          1,192,793
                                                           -------------      -------------

           Net cash provided by operating activities           4,643,030          2,901,539
                                                           -------------      -------------

INVESTING ACTIVITIES:
  Principal collected on loans                                71,229,225         63,878,536
  Disbursements for loans                                   (111,932,040)       (78,208,332)
  Purchases of:
    Mortgage-backed securities held to maturity               (8,774,897)       (10,956,924)
    Mortgage-backed securities available for sale            (20,553,403)       (24,423,289)
    Investments held to maturity                             (10,178,366)                 -
    Investments available for sale                            (4,043,582)       (24,045,298)
    Federal Home Loan Bank stock                              (2,770,900)          (966,300)
    Property and equipment                                      (535,376)           (94,051)
    Bank owned life insurance                                (15,000,000)                 -
  Proceeds from:
    Maturities of mortgage-backed securities available
      for sale                                                 1,211,522            101,504
    Maturities of investments available for sale                 500,000         30,500,000
    Principal repayments of mortgage-backed securities
      held to maturity                                        10,098,619          4,476,124
    Principal repayments of mortgage-backed securities
      available for sale                                       9,563,013         14,473,557
    Redemption of Federal Home Loan Bank stock                 1,935,300            979,300
                                                           -------------      -------------

           Net cash used in investing activities             (79,250,885)       (24,285,173)
                                                           -------------      -------------

FINANCING ACTIVITIES:
  Net (decrease) increase in demand deposits and
    savings accounts                                            (729,178)        15,088,852
  Net increase in certificate accounts                        43,784,589          7,353,394
  Net increase in other borrowed money                         7,882,583         12,069,604
  Advances from Federal Home Loan Bank                       174,825,000        202,835,000
  Repayments of advances from Federal Home Loan Bank        (154,324,219)      (211,241,655)
  Net increase in advances from borrowers
    for taxes and insurance                                    1,655,985          1,242,833
  Acquisition of stock for ESOP                               (5,325,546)                 -
  Release of stock from deferred compensation plans trust         24,200                  -
  Payment of cash dividend                                      (764,934)                 -
                                                           -------------      -------------

           Net cash provided by financing activities          67,028,480         27,348,028
                                                           -------------      -------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                            (7,579,375)         5,964,394

CASH AND CASH EQUIVALENTS--Beginning of period                33,295,832         19,695,625
                                                           -------------      -------------

CASH AND CASH EQUIVALENTS--End of period                   $  25,716,457      $  25,660,019
                                                           =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the year for:
    Interest on deposits and other borrowings              $   6,558,686      $   5,742,425
                                                           =============      =============

    Income taxes                                           $   1,500,000      $   1,000,000
                                                           =============      =============

See notes to unaudited consolidated financial statements.

                                              4

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

        The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2004. The results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005, or any other period.

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

        At June 30, 2005, the Company is party to one swap agreement with a term expiring in December 2005. Under this agreement, the Company either receives or pays on a quarterly basis, the amount by which the three month LIBOR exceeds or falls below 2.59% on the notional amount of $15 million. This agreement effectively changed a portion of the Company's variable rate money market accounts to a fixed rate of interest. The Company had also been party to an additional swap agreement with a term that expired in June 2005. Under this agreement, the Company either received or paid, on a quarterly basis, the amount by which the ten-year Constant Maturity Treasury ("CMT") exceeded or fell below 5.57% on the notional amount of $15 million. This agreement effectively changed a portion of the Company's fixed rate mortgage portfolio to a variable rate of interest.

        The fair value of the swap agreements was a negative $2,000 and a negative $85,000 at June 30, 2005, and December 31, 2004, respectively. During the three months ended June 30, 2005 and 2004, the Company paid to the contra parties $9,625 and $208,133, respectively, under the agreements. During the six months ended June 30, 2005 and 2004, the Company paid to the contra parties $63,450 and $379,725, respectively, under the agreements. In addition, the unrealized gain (loss) on derivatives recognized in gain (loss) on derivative instruments, net in the Company's unaudited consolidated statements of income was $15,680 and $437,250 for the three months ended June 30, 2005 and 2004, respectively. The unrealized gain (loss) on derivatives recognized in gain (loss) on derivative instruments, net in the Company's unaudited consolidated statements of income was $83,680 and $330,500 for the six months ended June 30, 2005 and 2004, respectively.

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

        RECENT ACCOUNTING PRONOUNCEMENTS-- In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in Issue 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FASB Staff Position ("FSP") 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 due to additional proposed guidance. In June 2005, the Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, IMPLEMENTATION GUIDANCE FOR THE APPLICATION OF PARAGRAPH 16 OF EITF ISSUE NO. 03-1, as final. The final FSP will supersede Issue 03-1 and EITF Topic No. D-44, RECOGNITION OF OTHER-THAN-TEMPORARY IMPAIRMENT UPON THE PLANNED SALE OF A SECURITY WHOSE COST EXCEEDS FAIR VALUE. The final FSP (retitled FSP FAS 115-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, SEC Staff Accounting Bulletin No. 59, ACCOUNTING FOR NONCURRENT MARKETABLE EQUITY SECURITIES, and APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

        The Board decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Board directed the staff to proceed to a draft of a final FSP for vote by written ballot. The Company is continuing to evaluate the impact of these pronouncements and does not anticipate that the guidance will have a material impact on the Company.

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), SHARE-BASED Payment, which revises SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R will be effective for the Company's consolidated financial statements issued for periods beginning after January 1, 2006. Management is currently evaluating the effects of the adoption of this Statement on its financial statements. The Company did not issue and did not have outstanding any stock-based compensation during the six-month periods ended June 30, 2005 and 2004.

2.      EARNINGS PER SHARE

        Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents ("CSEs") that would arise from the exercise of dilutive securities. During the six months ended June 30, 2005, the Company did not issue and did not have outstanding any CSEs.

                                                      THREE MONTHS ENDED MARCH 31, 2005
                                                    ------------------------------------
                                                          BASIC              DILUTED
                                                     --------------       -------------
        Net income                                   $   1,736,175        $   1,736,175
        Weighted average shares outstanding             15,354,874           15,354,874
        Effect of unvested common stock awards                   -                    -
                                                     --------------       -------------
        Adjusted weighted average shares used in
          earnings per share computation                15,354,874           15,354,874
                                                     --------------       -------------

        Earnings per share                           $        0.11        $        0.11
                                                     ==============       =============

                                                       SIX MONTHS ENDED JUNE 30, 2005
                                                    ------------------------------------
                                                          BASIC              DILUTED
                                                     --------------      --------------
        Net income                                   $   3,147,060       $   3,147,060
        Weighted average shares outstanding             15,429,204          15,429,204
        Effect of unvested common stock awards                   -                   -
                                                     --------------      --------------
        Adjusted weighted average shares used in
          earnings per share computation                15,429,204          15,429,204
                                                     --------------      --------------

        Earnings per share                           $        0.20       $        0.20
                                                     ==============      ==============

        No common shares of the Company were outstanding during the three or six months ended June 30, 2004.

3.      INVESTMENT SECURITIES

        The amortized cost and estimated fair value of investment securities are summarized as follows:

                                                                 HELD TO MATURITY
                                                                  JUNE 30, 2005
                                      ----------------------------------------------------------------------
                                                             GROSS           GROSS          ESTIMATED
                                           AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                             COST            GAINS          LOSSES            VALUE
        Debt securities:
          Municipal bonds                 $ 20,396,674      $ 245,109      $     (572)     $ 20,641,211
                                          ------------      ---------      -----------     ------------

             Total debt securities        $ 20,396,674      $ 245,109      $     (572)     $ 20,641,211
                                          ============      =========      ===========     ============

                                                                 AVAILABLE FOR SALE
                                                                   JUNE 30, 2005
                                      ----------------------------------------------------------------------
                                                             GROSS           GROSS          ESTIMATED
                                           AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                             COST            GAINS          LOSSES            VALUE
        Debt securities:
          Agency bonds                    $ 74,990,262      $  58,120      $(1,242,382)    $ 73,806,000
          Corporate bonds and
            commercial paper                   999,699          4,567             (626)       1,003,640
          Municipal bonds                      180,000          1,715                -          181,715
          Certificates of deposit            1,282,000              -                -        1,282,000
                                          ------------      ---------      -----------     ------------

             Total debt securities          77,451,961         64,402       (1,243,008)      76,273,355
                                          ------------      ---------      -----------     ------------

        Equity securities:
          Common stock                           2,510            574           (2,500)             584
          Mutual funds                       3,438,368              -         (125,439)       3,312,929
                                          ------------      ---------      -----------     ------------

             Total equity securities         3,440,878            574         (127,939)       3,313,513
                                          ------------      ---------      -----------     ------------

        Total                             $ 80,892,839      $  64,976      $(1,370,947)    $ 79,586,868
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
                                          ============      =========      ===========     ============

                                                                AVAILABLE FOR SALE
                                                                 DECEMBER 31, 2004
                                      ----------------------------------------------------------------------
                                                             GROSS           GROSS          ESTIMATED
                                           AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                             COST            GAINS          LOSSES            VALUE
        Debt securities:
          Agency bonds                    $ 71,489,648      $  55,440      $(1,152,448)    $ 70,392,640
          Corporate bonds and
            commercial paper                   999,940         14,306           (1,951)       1,012,295
          Municipal bonds                      180,000          3,960                -          183,960
          Certificates of deposit            1,282,000              -                -        1,282,000
                                          ------------      ---------      -----------     ------------

             Total debt securities          73,951,588         73,706       (1,154,399)      72,870,895
                                          ------------      ---------      -----------     ------------

        Equity securities:
          Common stock                           2,510            702           (2,500)             712
          Mutual funds                       3,394,786              -         (102,442)       3,292,344
                                          ------------      ---------      -----------     ------------

             Total equity securities         3,397,296            702         (104,942)       3,293,056
                                          ------------      ---------      -----------     ------------

        Total                             $ 77,348,884      $  74,408      $(1,259,341)    $ 76,163,951
                                          ============      =========      ===========     ============

        The table below sets forth investment securities which have an unrealized loss position as of June 30, 2005:

                                                          LESS THAN 12 MONTHS                  MORE THAN 12 MONTHS
                                                  -----------------------------------  -----------------------------------
                                                       GROSS            ESTIMATED            GROSS            ESTIMATED
                                                     UNREALIZED            FAIR            UNREALIZED           FAIR
                                                       LOSSES              VALUE             LOSSES             VALUE
        Securities held to maturity:
           Municipal bonds                           $     (572)        $  1,712,161
                                                     -----------        ------------

             Total securities held to maturity             (572)           1,712,161
                                                     -----------        ------------

        Securities available for sale:
           Government agency securities              $  (54,150)        $ 11,445,850      $ (1,188,232)      $ 58,302,030
           Other securities                                (626)             498,645          (127,939)         3,312,928
                                                     -----------        ------------      -------------      ------------

             Total securities available for sale        (54,776)          11,944,495        (1,316,171)        61,614,958
                                                     -----------        ------------      -------------      ------------

        Total                                        $  (55,348)        $ 13,656,656      $ (1,316,171)      $ 61,614,958
                                                     ===========        ============      =============      ============

        The table below sets forth investment securities which have an unrealized loss position as of December 31, 2004:

                                                          LESS THAN 12 MONTHS                  MORE THAN 12 MONTHS
                                                  -----------------------------------  -----------------------------------
                                                       GROSS            ESTIMATED            GROSS            ESTIMATED
                                                     UNREALIZED            FAIR            UNREALIZED           FAIR
                                                       LOSSES              VALUE             LOSSES             VALUE
        Securities available for sale:
           Government agency securities              $ (392,850)        $ 30,607,150      $   (759,598)      $ 30,230,050
           Other securities                              (1,951)             497,195          (104,942)         3,292,344
                                                     -----------        ------------      -------------      ------------

             Total securities available for sale       (394,801)          31,104,345          (864,540)       33,522,394
                                                     -----------        ------------      -------------      ------------

        Total                                        $ (394,801)        $ 31,104,345      $   (864,540)      $ 33,522,394
                                                     ===========        ============      =============      ============

        At June 30, 2005, securities in a gross unrealized loss position for twelve months or longer consist of 30 securities having an aggregate depreciation of 2.1% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months at June 30, 2005, consist of 10 securities having an aggregate depreciation of 0.4% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Although the fair value will fluctuate as market interest rates move, the majority of the Company's investment portfolio consists of securities from municipalities and government agencies considered to be low-risk. If held to maturity, the contractual principal and interest payments of the securities are expected to be received in full and the value of the securities is expected to recover. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and the value recovers, and the Company does not intend to sell the securities at a loss. Thus, the unrealized losses are not considered other-than-temporary. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if actual outcomes differ from conclusions reached by management in determining whether an other-than-temporary impairment exists.

4.      MORTGAGE-BACKED SECURITIES

        The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

                                                                            HELD TO MATURITY
                                                                             JUNE 30, 2005
                                            ----------------------------------------------------------------------------------
                                                                         GROSS              GROSS             ESTIMATED
                                                 AMORTIZED             UNREALIZED        UNREALIZED              FAIR
                                                    COST                 GAINS             LOSSES               VALUE
        FNMA pass-through
          certificates                         $    31,814,319         $    86,527       $  (385,341)       $    31,515,505
        FHLMC pass-through
          certificates                              22,136,468              17,698          (232,250)            21,921,916
        Real estate mortgage
          investment conduits                       26,333,526              94,163           (95,832)            26,331,857
                                               ---------------         -----------       -----------        ---------------

                   Total                       $    80,284,313         $   198,388       $  (713,423)       $    79,769,278
                                               ===============         ===========       ===========        ===============


                                                                           AVAILABLE FOR SALE
                                                                             JUNE 30, 2005
                                            ----------------------------------------------------------------------------------
                                                                         GROSS              GROSS             ESTIMATED
                                                 AMORTIZED             UNREALIZED        UNREALIZED              FAIR
                                                    COST                 GAINS             LOSSES               VALUE

        GNMA pass-through
          certificates                         $       730,988         $    28,485       $         -        $       759,473
        FNMA pass-through
          certificates                              12,052,897             222,904           (55,372)            12,220,429
        FHLMC pass-through
          certificates                              73,155,861             292,647        (1,173,310)            72,275,198
        Real estate mortgage
          investment conduits                        7,117,657               4,440           (78,375)             7,043,722
                                               ---------------         -----------       -----------        ---------------

                   Total                       $    93,057,403         $   548,476       $(1,307,057)       $    92,298,822
                                               ===============         ===========       ===========        ===============

                                                                          HELD TO MATURITY
                                                                          DECEMBER 31, 2004
                                            ----------------------------------------------------------------------------------
                                                                         GROSS              GROSS             ESTIMATED
                                                 AMORTIZED             UNREALIZED        UNREALIZED              FAIR
                                                    COST                 GAINS             LOSSES               VALUE

        FNMA pass-through
          certificates                         $    33,609,534         $   135,032       $  (409,512)       $    33,335,054
        FHLMC pass-through
          certificates                              23,539,633              85,073          (216,836)            23,407,870
        Real estate mortgage
          investment conduits                       24,554,570              28,116            (3,569)            24,579,117
                                               ---------------         -----------       -----------        ---------------

                   Total                       $    81,703,737         $   248,221       $  (629,917)       $    81,322,041
                                               ===============         ===========       ===========        ===============


                                                                        AVAILABLE FOR SALE
                                                                         DECEMBER 31, 2004
                                            ----------------------------------------------------------------------------------
                                                                         GROSS              GROSS             ESTIMATED
                                                 AMORTIZED             UNREALIZED        UNREALIZED              FAIR
                                                    COST                 GAINS             LOSSES               VALUE

        GNMA pass-through
          certificates                         $       887,920         $    38,887       $         -        $       926,807
        FNMA pass-through
          certificates                              13,314,817             289,367           (30,370)            13,573,814
        FHLMC pass-through
          certificates                              59,823,297             420,808          (944,709)            59,299,396
        Real estate mortgage
          investment conduits                        9,274,929               7,117           (54,120)             9,227,926
                                               ---------------         -----------       -----------        ---------------

                   Total                       $    83,300,963         $   756,179       $(1,029,199)       $    83,027,943
                                               ===============         ===========       ===========        ===============

        The table below sets forth mortgage-backed securities which have an unrealized loss position as of June 30, 2005:

                                                           LESS THAN 12 MONTHS                  MORE THAN 12 MONTHS
                                                    -----------------------------------  -------------------------------------
                                                        GROSS             ESTIMATED             GROSS             ESTIMATED
                                                     UNREALIZED              FAIR            UNREALIZED              FAIR
                                                       LOSSES               VALUE              LOSSES               VALUE
        Securities held to maturity:
          FNMA pass-through
            certificates                             $   (21,100)        $   6,958,925       $  (364,241)       $  13,992,511
          FHLMC pass-through
            certificates                                       -                     -          (232,250)          10,680,258
          Real estate mortgage
            investment conduits                          (95,832)           13,363,001                 -                    -
                                                     -----------         -------------       -----------        -------------

                Total securities held to maturity       (116,932)           20,321,926          (596,491)          24,672,769
                                                     -----------         -------------       -----------        -------------

        Securities available for sale:
          FNMA pass-through
            certificates                             $         -         $           -       $   (55,372)       $   4,196,490
          FHLMC pass-through
            certificates                                (185,517)           28,322,641          (987,793)          30,136,441
          Real estate mortgage
            investment conduits                          (47,851)            4,854,890           (30,524)           2,065,441
                                                     -----------         -------------       -----------        -------------

                Total securities available for sale     (233,368)           33,177,531        (1,073,689)          36,398,372
                                                     -----------         -------------       -----------        -------------

        Total                                        $  (350,300)        $  53,499,457       $(1,670,180)       $  61,071,141
                                                     ===========         =============       ===========        =============

        The table below sets forth mortgage-backed securities which have an unrealized loss position as of December 31, 2004:

                                                           LESS THAN 12 MONTHS                  MORE THAN 12 MONTHS
                                                    -----------------------------------  -------------------------------------
                                                        GROSS             ESTIMATED             GROSS             ESTIMATED
                                                     UNREALIZED              FAIR            UNREALIZED              FAIR
                                                       LOSSES               VALUE              LOSSES               VALUE
        Securities held to maturity:
          FNMA pass-through
            certificates                             $   (20,751)        $   7,643,729       $  (388,761)        $  15,249,573
          FHLMC pass-through
            certificates                                (209,218)            9,637,313            (7,618)            1,919,570
          Real estate mortgage
            investment conduits                           (3,569)            4,992,416                 -                     -
                                                     -----------         -------------       -----------         -------------

                   Total securities held to maturity    (233,538)           22,273,458          (396,379)           17,169,143
                                                     -----------         -------------       -----------         -------------

        Securities available for sale:
          FNMA pass-through
            certificates                            $   (21,656)         $   4,175,153       $    (8,714)        $     532,675
          FHLMC pass-through
            certificates                               (136,048)            13,137,255          (808,661)           30,845,239
          Real estate mortgage
            investment conduits                         (41,400)             7,297,748           (12,720)            1,783,796
                                                     -----------         -------------       -----------         -------------

                   Total securities available
                     for sale                          (199,104)            24,610,156          (830,095)           33,161,710
                                                     -----------         -------------       -----------         -------------

        Total                                       $  (432,642)         $  46,883,614       $(1,226,474)        $  50,330,853
                                                    ===========          =============       ===========         =============

        At June 30, 2005, securities in a gross unrealized loss position for twelve months or longer consist of 26 securities having an aggregate depreciation of 2.7% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months at June 30, 2005, consist of 13 securities having an aggregate depreciation of 0.7% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Although the fair value will fluctuate as market interest rates move, a majority of the Company's mortgage-backed securities portfolio consists of securities from FNMA, FHLMC, GNMA or other highly rated and reliable issuers considered to be low-risk. If held to maturity, the contractual principal and interest payments of the securities are expected to be received in full and the value of the securities is expected to recover. As such, no loss in value is expected over the lives of the securities. Although not all of the securities are classified as held to maturity, the Company has the ability to hold these securities until they mature and the value recovers, and the Company does not intend to sell the securities at a loss. Thus, the unrealized losses are not considered other-than-temporary. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if actual outcomes differ from conclusions reached by management in determining whether an other-than-temporary impairment exists.

5.      LOANS RECEIVABLE - NET

        Loans receivable consist of the following:

                                                               JUNE 30, 2005         DECEMBER 31, 2004
                                                           ----------------------  -----------------------
        One-to four-family residential                         $ 292,093,550           $ 243,705,065
        Multi-family residential and commercial                   68,420,077              74,642,109
        Construction                                              93,129,029              83,253,027
        Home equity lines of credit                               39,043,828              32,048,508
        Commercial business loans                                  9,394,652               8,539,781
        Consumer non-real estate loans                             4,465,620               3,433,536
                                                               -------------           -------------

                   Total loans                                   506,546,756             445,622,026

        Less:
          Construction loans in process                          (44,457,115)            (30,130,703)
          Deferred loan fees                                      (1,310,250)             (1,422,962)
          Allowance for loan loss                                 (1,390,262)             (1,412,697)
                                                               -------------           -------------

        Loans receivable--net                                  $ 459,389,129           $ 412,655,664
                                                               =============           =============

        Following is a summary of changes in the allowance for loan losses:

                                                   SIX MONTHS ENDED               YEAR ENDED
                                               ------------------------ ------------------------------
                                                    JUNE 30, 2005             DECEMBER 31, 2004
                                               ------------------------ ------------------------------
        Balance--beginning of year                  $   1,412,697                $  1,455,889
          Provision for loan losses                             -                      45,000
          Charge-offs                                     (33,744)                   (146,736)
          Recoveries                                       11,309                      58,544
                                                    -------------                ------------
            Charge-offs/recoveries--net                   (22,435)                    (88,192)
                                                    -------------                ------------

        Balance--end of period                      $   1,390,262                $  1,412,697
                                                    =============                ============

        The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. During the periods presented, loan impairment was evaluated based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. At June 30, 2005 and December 31, 2004, the Company had no loans that were determined to be impaired.

        Commercial business loans and commercial real estate loans are placed on nonaccrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on nonaccrual only when the loan is 90 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off when they become 90 days delinquent. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. At June 30, 2005 and December 31, 2004, we had no nonaccrual loans. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at June 30, 2005 and December 31, 2004, amounted to approximately $282,000, and $227,000, respectively.

        Interest payments on impaired loans and nonaccrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the six months ended June 30, 2005 and 2004, no cash basis interest income was recognized. Interest income foregone on nonaccrual loans was zero and $7,000 for the six-month periods ended June 30, 2005, and 2004, respectively.

6.      DEFERRED INCOME TAXES

        Items that gave rise to significant portions of the deferred tax accounts are as follows:

                                                                          JUNE 30, 2005          DECEMBER 31, 2004
                                                                     --------------------------------------------------
        Deferred tax assets:
          Allowance for loan losses                                       $     472,689            $     480,317
          Deferred compensation                                                 928,375                  839,320
          Unrealized loss on securities available-for-sale
            and cap and swap contracts                                          701,268                  524,604
                                                                          -------------            -------------

                   Total deferred tax assets                                  2,102,332                1,844,241
                                                                          -------------            -------------

        Deferred tax liabilities:
          Property and equipment                                               (165,654)                (201,066)
          Deferred loan fees                                                   (258,067)                (259,767)
          Other                                                                 (23,017)                 (70,340)
                                                                          -------------            -------------

                   Total deferred tax liabilities                              (446,738)                (531,173)
                                                                          -------------            -------------

        Net deferred tax asset                                            $   1,655,594            $   1,313,068
                                                                          =============            =============

7.      PENSION AND PROFIT SHARING PLANS

        The Company maintains a nonqualified, unfunded, defined benefit pension plan for the Board of Directors and certain officers. The components of the Company's net periodic cost for the plan is as follows:

                                                                      SIX MONTHS ENDED JUNE 30,
                                                             -----------------------------------------------
                                                                      2005                   2004
                                                               --------------------  ---------------------
        Components of net periodic benefit cost:
        Service cost                                               $   49,310             $   47,549
        Interest cost                                                  57,995                 55,924
        Expected return on assets                                           -                      -
        Amortization of prior service cost                             60,695                 58,527
                                                                   ----------             ----------

        Net periodic pension cost                                  $  168,000             $  162,000
                                                                   ==========             ==========

        Weighted average assumptions:

        Discount rate                                                   6.50%                  6.50%
        Rate of return on assets                                         n/a                    n/a
        Rate of increase in future board fees/salary levels             4.00%                  4.00%

        In 2004, the Company established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of all eligible plan participants. As the unearned shares are released and allocated among participants, the Company recognizes compensation expense equal to the current market price of the shares released. As of June 30, 2005, 571,320 shares of the Company's common stock had been purchased for approximately $7.4 million by the ESOP. Of these shares, 418,820 were purchased in the six months ended June 30, 2005 for approximately $5.3 million. No additional purchases will be made by the ESOP under this plan. The average purchase price of the 571,320 shares held at June 30, 2005 was $12.90 per share. The fair value of these shares at June 30, 2005 was approximately $7.1 million. During the three months and six months ended June 30, 2005, approximately 9,500 and 19,000 shares, respectively, were committed to be released to participants resulting in recognition of approximately $108,000 and $235,000 in compensation expense, respectively.

        In June 2005, the shareholders of the Company approved the adoption of the 2005 Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of incentive and compensatory, or non-qualified, stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years, commencing one year from the date of grant. A total of 714,150 shares of common stock have been reserved for future issuance pursuant to the Option Plan. No stock options were awarded under this plan as of June 30, 2005.

        In June 2005, the shareholders of the Company also approved the adoption of the 2005 Recognition and Retention Plan (the "RRP"). The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the RRP, the

        Recognition Plan Trust will purchase 285,660 shares of the Company's common stock in the open market. The Company will make sufficient contributions to the Trust to fund these purchases. Purchases will be made from time to time at the discretion of management. No shares were purchased or granted pursuant to the RRP as of June 30, 2005.


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


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND DECEMBER 31, 2004

The Company's total assets increased $79.1 million, or 11.0%, to $797.1 million at June 30, 2005 compared to $718.0 million at December 31, 2004. During the first six months of 2005, net loans receivable increased $46.7 million or 11.3% to $459.4 million, with growth in mortgage, construction, commercial and consumer loans. Our loan growth is due to a mix of traditional loan originations, loan participations with other financial institutions, and loan purchases as part of the Company's long-term strategy to leverage our capital through loan growth. For the six months ended June 30, 2005, total cash and cash equivalents decreased $7.6 million as such assets were primarily redeployed into loans. Our investment securities, both held-to-maturity and available-for-sale, increased by an aggregate of $13.6 million or 15.7% to an aggregate of $100.0 million at June 30, 2005 compared to an aggregate of $86.4 million at December 31, 2004. During the first six months of 2005, purchases of $14.2 million in the aggregate, consisting primarily of municipal bonds, were only partially offset by $500,000 in calls and maturities of our held-to-maturity and available-for-sale investment securities. Our mortgage-backed securities, both held-to-maturity and available-for-sale, increased by an aggregate of $7.9 million or 4.8% to an aggregate of $172.6 million at June 30, 2005 compared to an aggregate of $164.7 million at December 31, 2004. During the first six months of 2005, purchases of $29.3 million in the aggregate, consisting primarily of balloon mortgage-backed securities, were partially offset by $20.9 million in calls and maturities and repayments of our held-to-maturity and available-for-sale mortgage-backed securities. Also in the first half of 2005, the Company purchased $15.0 million of bank owned life insurance ("BOLI"), which is reflected in the Company's balance sheet at its cash surrender value. The BOLI is intended to fund various benefit programs of the Company.

The $43.1 million or 10.6% increase in deposits to $448.3 million at June 30, 2005 from $405.3 million at December 31, 2004 resulted from a $43.8 million increase in certificate accounts and a $6.4 million increase in savings and money market accounts that were partially offset by a $7.2 million decrease in checking accounts. The shift towards higher rate time deposits is a result of the increased rates now available on those products in the current interest rate environment. The Company, however, continues to remain focused on maintaining and growing its base of core deposits over the long term. Our advances from the Federal Home Loan Bank ("FHLB") increased $20.5 million or 12.0% during the first half of 2005 to $191.2 million at June 30, 2005 compared to $170.7 million at December 31, 2004. We utilize advances from the FHLB as an alternative to retail deposits to fund operations and additional asset growth. The $7.9 million increase in other borrowed money to $20.7 million at June 30, 2005 compared to $12.9 million at December 31, 2004 reflects an increase in the amount of securities repurchase agreements entered into with certain commercial checking account customers.

Our stockholders' equity decreased $3.1 million to $120.0 million at June 30, 2005 compared to $123.1 million at December 31, 2004. The decrease was primarily due to the purchase of approximately 419,000 shares of the Company's common stock for an aggregate of $5.3 million by the Bank's Employee Stock Ownership Plan ("ESOP"), partially offset by a commitment to release approximately 19,000 unallocated ESOP shares for an aggregate cost of approximately $235,000. Additionally, accumulated other comprehensive loss increased $400,000. These decreases to stockholders' equity were partially offset by a $2.4 million increase in retained earnings resulting from net income for the first six months of 2005 reduced by $765,000 for the payment of the Company's first quarterly dividend of $0.05 per share in June.


LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2005, our cash and cash equivalents amounted to $25.7 million. In addition, at such date we had $11.3 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $171.9 million at June 30, 2005.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2005, we had certificates of deposit maturing within the next 12 months amounting to $106.4 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the six months ended June 30, 2005, and the year ended December 31, 2004, the average balance of our outstanding FHLB advances was $181.2 million and $169.7 million, respectively. At June 30, 2005, we had $191.2 million in outstanding FHLB advances and we had $282.6 million in additional FHLB advances available to us.

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

Our stockholders' equity amounted to $120.0 million at June 30, 2005, inclusive of $69.3 million in net proceeds from the Company's initial public offering completed on December 16, 2004. The capital raised in the offering has provided us with additional flexibility to grow and diversify. Proceeds that had been initially invested conservatively in instruments that yield a market rate are beginning to be redeployed into loans. As part of our long-term strategic plan to leverage our capital through retail deposit and loan growth, we anticipate opening a new branch in Warrington, Bucks County, Pennsylvania in the second half of 2005. Planning is also under way for two additional branches, which are projected to open within the next twelve months. Additionally, a portion of the net proceeds from the offering has been used to buy shares of the Company's common stock for our ESOP. As noted above, our ESOP purchased approximately 419,000 shares of the Company's common stock in the open market for an aggregate of $5.3 million in the six months ended June 30, 2005. Also, in June 2005, the Company paid its first quarterly dividend of $0.05 per share.

The following table summarizes the Bank's capital ratios as of the dates indicated and compares them to current regulatory requirements.

                                                 Actual Ratios At
                                          ---------------------------
                                             June 30,    December 31,   Regulatory     To Be Well
                                              2005          2004          Minimum     Capitalized
                                          ------------  -------------  ------------  -------------
        CAPITAL RATIOS:
        Tier 1 leverage ratio                 11.28%         12.73%         4.00%          5.00%
        Tier 1 risk-based capital ratio       18.67          21.24          4.00           6.00
        Total risk-based capital ratio        18.97          21.57          8.00          10.00

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

At June 30, 2005, we are a party to one interest rate swap agreement, which we entered into in December 2002, with a notional amount of $15.0 million and with a term expiring in December 2005. Previously, we also were a party to two swap agreements, with notional amounts of $15.0 million each, which we entered into in December 2001 and June 2002, respectively, and which expired in December 2004 and June 2005, respectively. Previously we were also party to one interest rate cap agreement, with a notional amount of $15.0 million, which we entered into in June 2001 and which expired in June 2004. The contra party on each of our cap and swap agreements is the FHLB of Pittsburgh. We entered into these cap and swap agreements as a part of our strategy to manage our interest rate risk, and we intended them to serve as a direct hedge against a specified portion of our loans or deposits. Under the cap agreement, which was intended to hedge a portion of our fixed-rate single-family residential mortgage loan portfolio, we were entitled to receive the amount, if any, by which the ten-year Constant Maturity Treasury ("CMT") exceeded 7.53% on the notional amount. Given the low interest rates in recent periods, we did not receive any payments from the cap agreement. However, had we experienced a rising interest rate environment, the cap agreement would have provided additional income that would have ameliorated the adverse impact of our fixed-rate, long-term mortgage loans. The premium cost of the cap was $99,000, which was amortized over its three-year term. Our swap agreements that expired in December 2004 and June 2005 also were designed to serve as hedges against our fixed-rate, single-family mortgage loan portfolio. Under the agreement which expired in December 2004, we either paid or received the amount by which the ten-year CMT fell below or exceeded 5.92%. Under the agreement which expired in June 2005, we either paid or received the amount by which the ten-year CMT fell below or exceeded 5.57%. Again, given the low interest rate environment in recent periods, these swap agreements have resulted in us making payments to the contra party. The intent of these two agreements was to effectively convert a portion of our fixed-rate loan portfolio to a variable interest rate. Our current interest rate swap agreement was designed to hedge a portion of our variable rate money market deposit accounts against rising interest rates. Under this swap agreement, we either pay or receive the amount by which the three-month LIBOR falls below or exceeds 2.59%. Again, as a result of market rates in recent periods, we have made payments on this swap agreement to the contra-party for the majority of the term of the swap. In the most recent quarter, however, we began receiving payments from the contra-party, and we expect to continue to receive interest payments from the contra-party over the remaining term of the swap. Our intent with this agreement was to effectively convert a portion of our deposits from a variable rate liability to a fixed-rate liability.

The swaps do not qualify as hedges under SFAS No. 133. As such, the fair value of the interest rate swaps are reflected as a liability in the accompanying consolidated statements of financial condition and the change in fair value is recorded in gain (loss) on derivative instruments, net in the consolidated statements of income. The fair value of the swap agreements was a negative $2,000 and a negative $85,000 at June 30, 2005 and December 31, 2004, respectively. During the three months ended June 30, 2005 and 2004, the Company paid to the contra parties $9,625 and $208,133, respectively, under the agreements. During the six months ended June 30, 2005 and 2004, the Company paid to the contra parties $63,450 and $379,725, respectively, under the agreements. In addition, the unrealized gain (loss) on derivatives recognized in gain (loss) on derivative instruments, net in the Company's unaudited consolidated statements of income was $15,680 and $437,250 for the three months ended June 30, 2005 and 2004, respectively. The unrealized gain (loss) on derivatives recognized in gain (loss) on derivative instruments, net in the Company's unaudited consolidated statements of income was $83,680 and $330,500 for the six months ended June 30, 2005 and 2004, respectively.


COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2005 and December 31, 2004 we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2005 and December 31, 2004, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated, amounted to approximately $83.1 million and $92.4 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At June 30, 2005 and December 31, 2004, the Bank had letters of credit outstanding of approximately $13.0 million and $11.3 million, respectively, of which $11.3 million and $10.5 million, respectively, were standby letters of credit. At June 30, 2005, the uncollateralized portion of the letters of credit extended by the Bank was approximately $215,000 of which $99,000 was for standby letters of credit.

The Bank is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company's contingent liabilities are exposures to limited recourse arrangements with respect to the Bank's sales of whole loans and participation interests. At June 30, 2005, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at June 30, 2005.

                                                                   Amount of Commitment Expiration - Per Period
                                                            ---------------------------------------------------------
                                          Total Amount          To             1-3           4-5          After 5
                                           Committed          1 Year          Years         Years          Years
                                       ------------------  -------------  -------------  ------------  --------------
                                                                       (In Thousands)
Letters of credit                              $12,972       $11,841         $ 1,126        $  --          $     5
Recourse obligations on loans sold                 185            --              --           --              185
Commitments to originate loans                   5,718         5,718              --           --               --
Unused portion of home equity
   lines of credit                              22,493            --              --           --           22,493
Unused portion of commercial
   lines of credit                              10,444        10,444              --           --               --
Undisbursed portion of
   construction loans in process                44,457         8,167          36,290           --               --
                                       ------------------  -------------  -------------  ------------  --------------
      Total commitments                        $96,269       $36,170         $37,416        $  --         $ 22,683
                                       ==================  =============  =============  ============  ==============

The following table summarizes our contractual cash obligations at June 30, 2005.

                                                                             Payments Due By Period
                                                            ---------------------------------------------------------
                                          Total Amount          To             1-3           4-5          After 5
                                           Committed          1 Year          Years         Years          Years
                                       ------------------  -------------  -------------  ------------  --------------
                                                                       (In Thousands)
Certificates of deposit                     $226,556         $106,395        $ 95,525      $11,786         $12,850
                                       ------------------  -------------  -------------  ------------  --------------
FHLB advances                                191,167           10,692          53,743       48,300          78,432
Repurchase agreements                         20,748           20,748              --           --              --
                                       ------------------  -------------  -------------  ------------  --------------
   Total debt                                211,915           31,440          53,743       48,300          78,432
                                       ------------------  -------------  -------------  ------------  --------------
Operating lease obligations                    4,897              540           1,094          786           2,477
                                       ------------------  -------------  -------------  ------------  --------------
   Total contractual obligations            $443,368         $138,375        $150,362      $60,872         $93,759
                                       ==================  =============  =============  ============  ==============

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND
2004

GENERAL. We had net income of $1.7 million for the quarter ended June 30, 2005, representing an increase of 37.1% over the comparable 2004 period. Earnings per share was $0.11 for the quarter ended June 30, 2005. Our results for the second quarter of 2005 reflect, in part, increases in the average amount of interest-earning assets combined with increases in the average yield on such assets. The accompanying increase in interest income was partially offset by an increase in interest expense that resulted from increases in the average amount of interest-earning liabilities and the average rate on those liabilities. Our average interest spread increased to 2.33% for the quarter ended June 30, 2005 from 2.25% for the quarter ended June 30, 2004, and our net interest margin increased to 2.84% from 2.57% for the same periods, respectively. Our non-interest income decreased by 7.4% for the quarter ended June 30, 2005 when compared to the quarter ended June 30, 2004 due primarily to a $201,000 decrease in gain on derivative instruments, net partially offset by $162,000 of income on bank owned life insurance ("BOLI") purchased in March 2005. Our non-interest expense for the quarter ended June 30, 2005 increased 25.3% over the comparable 2004 period, primarily as a result of increases in salaries and employee benefits, net occupancy expense and other non-interest expense.

INTEREST INCOME. Our total interest income was $9.7 million for the quarter ended June 30, 2005 compared to $7.4 million for the quarter ended June 30, 2004, a $2.3 million or 31.7% increase. This increase was due to increases in the average balances of all categories of interest-earning assets accompanied by increases in the average yields of all categories of interest-earning assets. The most substantial growth was seen in our loan portfolio. Our average loan balance increased $69.8 million or 18.6% to $445.5 million for the quarter ended June 30, 2005 from $375.7 million for the quarter ended June 30, 2004. Additionally, our average balance of mortgage-backed securities increased $38.9 million or 28.7% to $174.5 million and our average balance of investment securities increased $16.1 million or 20.3% to $95.3 million over the same periods. Our average yield on interest-earning assets increased 41 basis points to 5.24% for the second quarter of 2005 from 4.83% for the second quarter of 2004.

INTEREST EXPENSE. Our total interest expense was $4.4 million for the quarter ended June 30, 2005 compared to $3.4 million for the quarter ended June 30, 2004, an increase of $992,000 or 28.8%. The increase in interest expense for the second quarter of 2005 when compared to the same period in the prior year resulted mainly from increases in the average balances of deposits, FHLB advances and other borrowings, as well as increases in the average rates paid on those liabilities. Our average deposit balance increased $50.8 million or 14.7% to $397.0 million for the quarter ended June 30, 2005 from $346.2 million for the quarter ended June 30, 2004. This occurred primarily from a $39.8 million increase in the average balance of certificates of deposit and an $11.2 million increase in the average balance of savings and money market accounts. Our average rate on deposits increased to 2.21% for the quarter ended June 30, 2005 from 1.84% for the quarter ended June 30, 2004, driven largely by the growth in our certificate of deposit accounts, which generally pay a higher rate of interest than other deposit products. The average rate on these accounts increased 35 basis points to 3.39% for the quarter ended June 30, 2005 from 3.04% for the quarter ended June 30, 2004. Our average rates on FHLB advances and other borrowings increased to 4.51% and 2.02%, respectively, for the quarter ended June 30, 2005 from 4.37% and 0.35%, respectively, for the quarter ended June 30, 2004. Our average rate on interest-bearing liabilities as a whole increased 33 basis points to 2.91% for the quarter ended June 30, 2005 from 2.58% for the quarter ended June 30, 2004.

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

                                                                      Three Months
                                                                     Ended June 30,
                                             ---------------------------------------------------------------------
                                                          2005                              2004
                                             ----------------------------------  ---------------------------------
                                              Average                 Average     Average                Average
                                              Balance    Interest   Yield/Rate    Balance   Interest   Yield/Rate
                                             ----------  ---------  -----------  ---------  ---------  -----------
                                                                  (Dollars in Thousands)
Interest-earning assets:
     Investment securities(1)                $   95,348  $     770        3.23%  $  79,239  $     469        2.37%
     Mortgage-backed securities                 174,467      1,773        4.06     135,611      1,295        3.82
     Loans receivable(2)                        445,507      6,898        6.19     375,749      5,520        5.88
     Other interest-earning assets               21,916        225        4.11      16,552         54        1.30
                                             ----------  ---------               ---------  ---------
       Total interest-earning assets            737,238      9,666        5.24%    607,151      7,338        4.83%
                                                         ---------     -------              ---------     -------
     Cash and non-interest earning
       balances                                  21,060                             16,615
     Other non-interest-earning assets           23,877                             10,723
                                             ----------                          ---------
       Total assets                          $  782,175                          $ 634,489
                                             ==========                          =========
Interest-bearing liabilities:
  Deposits:
     Savings and money market accounts       $  131,729        372        1.13%  $ 120,495        252        0.84%
     Checking accounts                           51,577          5        0.04      51,761         15        0.12
     Certificate accounts                       213,696      1,812        3.39     173,919      1,323        3.04
                                             ----------  ---------               ---------  ---------
       Total deposits                           397,002      2,189        2.21     346,175      1,590        1.84
  FHLB advances                                 188,497      2,126        4.51     167,812      1,834        4.37

  Other borrowings                               23,387        118        2.02      19,556         17        0.35
                                             ----------  ---------               ---------  ---------
     Total interest-bearing liabilities         608,886  $   4,433        2.91%    533,543  $   3,441        2.58%
                                                         ---------     -------              ---------     -------
Non-interest-bearing liabilities:
     Non-interest-bearing demand
       accounts                                  41,150                             37,516
     Real estate tax escrow accounts              3,111                              2,845
     Other liabilities                            8,906                              5,877
                                             ----------                          ---------
       Total liabilities                        662,053                            579,781
     Retained earnings                          120,122                             54,708
                                             ----------                          ---------
       Total liabilities and retained
         earnings                            $  782,175                          $ 634,489
                                             ==========                          =========
     Net interest-earning assets             $  128,352                          $  73,608
                                             ==========                          =========
     Net interest income                                 $   5,233                          $   3,897
                                                         =========                          =========
     Average interest rate spread                                         2.33%                              2.25%
                                                                       =======                            =======
     Net interest margin(3)                                               2.84%                              2.57%
                                                                       =======                            =======

-----------------------
(1) Investment securities for the 2005 period include 47 non-taxable municipal bonds with an aggregate average balance of $13.4 million and an average yield of 4.2%. Investment securities for the 2004 period include one non-taxable municipal bond in the amount of $180,000 and a yield of 3.9%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.
(2) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(3)     Equals net interest income divided by average interest-earning assets.

PROVISION FOR LOAN LOSSES. We made no provision for loan losses during the second quarter of 2005 or 2004. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. Despite our growth in the loan portfolio, our allowance for loan loss remained sufficient due to the high quality of the portfolio. At June 30, 2005, non-performing loans amounted to 0.06% of loans receivable and our allowance for loan loss amounted to 492.91% of non-performing loans.

NON-INTEREST INCOME. Our total non-interest income amounted to $762,000 for the quarter ended June 30, 2005 compared to $823,000 for the quarter ended June 30, 2004. The decrease was due primarily to a $201,000 decrease in the gain on derivative instruments and a $24,000 decrease in service charge income for the second quarter of 2005 when compared to the second quarter of 2004. These decreases were partially offset by $162,000 of income on BOLI recognized during the second quarter of 2005 with no comparable income on BOLI in 2004.

NON-INTEREST EXPENSES. Our total non-interest expense for the quarter ended June 30, 2005 amounted to $3.5 million, representing an increase of $715,000 or 25.3% from the quarter ended June 30, 2004. The overall increase was due to increases in all categories of non-interest expense with the exception of depreciation expense, data processing expense and ATM expense. Salaries and employee benefits expense increased $445,000 or 31.4% in the second quarter of 2005 when compared to the second quarter of 2004, due to additional expenses relating to new employee benefit plans that began in 2005, as well as to normal merit increases in salaries. Net occupancy expense increased approximately $90,000 or 30.7%, due in part to new leases entered into for new branches that are expected to open later this year and next year. Other non-interest expense increased approximately $214,000 or 43.7% due largely to increased audit and professional fees as the result of becoming a public reporting entity.

INCOME TAX EXPENSE. Income tax expense for second quarter of 2005 amounted to $720,000 compared to $630,000 for the second quarter of 2004. The increase in income tax expense was due to the increase in our pre-tax income, partially offset by a decrease in our effective tax rate. Our effective tax rate decreased to 29.3% for the three months ended June 30, 2005 from 33.2% for the three months ended June 30, 2004, primarily as a result of increased investment in tax-exempt municipal securities and bank owned life insurance.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

GENERAL. We had net income of $3.1 million for the six months ended June 30, 2005, representing an increase of 50.4% over the comparable 2004 period. Earnings per share was $0.20 for the six months ended June 30, 2005. As was the case for the second quarter of 2005, our results for the first six months of 2005 reflect, in part, increases in the average amount of interest-earning assets combined with increases in the average yield on such assets. The accompanying increase in interest income was partially offset by an increase in interest expense that resulted from increases in the average amount of interest-earning liabilities and the average rate paid on those liabilities. Our average interest spread decreased slightly to 2.31% for the six months ended June 30, 2005 from 2.33% for the six months ended June 30, 2004, while our net interest margin increased to 2.82% from 2.65% for the same periods, respectively. Our non-interest income increased by 22.6% for the six months ended June 30, 2005 when compared to the six months ended June 30, 2004 due primarily to income on BOLI purchased in March 2005 of $164,000 and a $43,000 gain on derivative instruments for the first six months of 2005 compared to a loss of $49,000 for the first six months of 2004. Our non-interest expense for the six months ended June 30, 2005 increased 21.6% over the comparable 2004 period, predominantly from the same factors that increased expenses for the second quarter of 2005 when compared to the second quarter of 2004, including increases in salaries and employee benefits, net occupancy expense and other non-interest expense.

INTEREST INCOME. Our total interest income was $18.6 million for the six months ended June 30, 2005 compared to $14.7 million for the six months ended June 30, 2004, a $3.9 million or 26.7% increase. This increase was due to increases in the average balances of all categories of interest-earning assets. The most substantial growth was seen in our loan portfolio. Our average loan balance increased $61.4 million or 16.6% to $430.8 million for the six months ended June 30, 2005 from $369.3 million for the six months ended June 30, 2004. Additionally, our average balance of mortgage-backed securities increased $44.4 million or 34.4% to $173.7 million and our average balance of investment securities increased $12.3 million or 15.3% to $92.3 million over the same periods. The increases in the average balances of our interest-earning assets were accompanied by increases in the average yields of all categories of interest-earning assets. Our average yield on interest-earning assets increased 20 basis points to 5.14% for the first six months of 2005 from 4.94% for the first six months of 2004.

INTEREST EXPENSE. Our total interest expense was $8.4 million for the six months ended June 30, 2005 compared to $6.8 million for the six months ended June 30, 2004, an increase of $1.6 million or 23.2%. The increase in interest expense for the first six months of 2005 when compared to the same period in the prior year resulted mainly from increases in the average balances of deposits, FHLB advances and other borrowings, as well as increases in the average rates paid on those liabilities. Our average deposit balance increased $51.0 million or 15.1% to $389.4 million for the six months ended June 30, 2005 from $338.4 million for the six months ended June 30, 2004. This occurred primarily from a $37.0 million increase in the average balance of certificates of deposit and a $13.6 million increase in the average balance of savings and money market accounts. Our average rate on deposits increased to 2.14% for the six months ended June 30, 2005 from 1.84% for the six months ended June 30, 2004, driven largely by the growth in our certificate of deposit accounts, which generally pay a higher rate of interest than other deposit products. The average rate on these accounts increased 26 basis points to 3.32% for the six months ended June 30, 2005 from 3.06% for the six months ended June 30, 2004. Our average rates on FHLB advances and other borrowings increased to 4.45% and 1.76%, respectively, for the six months ended June 30, 2005 from 4.44% and 0.35%, respectively, for the six months ended June 30, 2004. Our average rate on interest-bearing liabilities as a whole increased 22 basis points to 2.83% for the six months ended June 30, 2005 from 2.61% for the six months ended June 30, 2004.

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

                                                                           Six Months
                                                                         Ended June 30,
                                             ---------------------------------------------------------------------
                                                          2005                              2004
                                             ----------------------------------  ---------------------------------
                                              Average                 Average     Average                Average
                                              Balance    Interest   Yield/Rate    Balance   Interest   Yield/Rate
                                             ----------  ---------  -----------  ---------  ---------  -----------
                                                                  (Dollars in Thousands)
Interest-earning assets:
     Investment securities(1)                $   92,298  $   1,510        3.27%  $  80,030  $   1,074        2.68%
     Mortgage-backed securities                 173,705      3,571        4.11     129,280      2,552        3.95
     Loans receivable(2)                        430,774     13,177        6.12     369,325     10,965        5.94
     Other interest-earning assets               25,911        315        2.43      15,236         70        0.92
                                             ----------  ---------               ---------  ---------
       Total interest-earning assets            722,688     18,573        5.14%    593,871     14,661        4.94%
                                                         ---------     -------              ---------     -------
     Cash and non-interest earning
       balances                                  20,721                             14,954
     Other non-interest-earning assets           20,100                             10,104
                                             ----------                          ---------
       Total assets                          $  763,509                          $ 618,929
                                             ==========                          =========
Interest-bearing liabilities:
  Deposits:
     Savings and money market accounts       $  129,991        691        1.06%  $ 116,416        475        0.82%
     Checking accounts                           51,729         15        0.06      51,373         30        0.12
     Certificate accounts                       207,693      3,452        3.32     170,660      2,609        3.06
                                             ----------  ---------               ---------  ---------
       Total deposits                           389,413      4,158        2.14     338,449      3,114        1.84
  FHLB advances                                 181,237      4,031        4.45     166,310      3,663        4.44

  Other borrowings                               22,259        196        1.76      15,848         28        0.35
                                             ----------  ---------               ---------  ---------
     Total interest-bearing liabilities         592,909  $   8,385        2.83%    520,607  $   6,805        2.61%
                                                         ---------     -------              ---------     -------
Non-interest-bearing liabilities:
     Non-interest-bearing demand
       accounts                                  38,839                             35,830
     Real estate tax escrow accounts              2,855                              2,773
     Other liabilities                            7,740                              5,363
                                             ----------                          ---------
       Total liabilities                        642,343                            564,573
     Retained earnings                          121,166                             54,356
                                             ----------                          ---------
       Total liabilities and retained
         earnings                            $  763,509                          $ 618,929
                                             ==========                          =========
     Net interest-earning assets             $  129,779                          $  73,264
                                             ==========                          =========
     Net interest income                                 $  10,188                          $   7,856
                                                         =========                          =========
     Average interest rate spread                                         2.31%                              2.33%
                                                                       =======                            =======
     Net interest margin(3)                                               2.82%                              2.65%
                                                                       =======                            =======

---------------------------
(4) Investment securities for the 2005 period include 47 non-taxable municipal bonds with an aggregate average balance of $6.8 million and an average yield of 4.2%. Investment securities for the 2004 period include one non-taxable municipal bond in the amount of $180,000 and a yield of 3.9%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.
(5) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(6)     Equals net interest income divided by average interest-earning assets.

PROVISION FOR LOAN LOSSES. We made no provision for loan losses in the first six months of 2005 compared to a provision of $45,000 in the first six months of 2004. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. Despite our growth in the loan portfolio, our allowance for loan loss remained sufficient due to the high quality of the portfolio. At June 30, 2005, non-performing loans amounted to 0.06% of loans receivable and our allowance for loan loss amounted to 492.91% of non-performing loans.

NON-INTEREST INCOME. Our total non-interest income amounted to $1.3 million for the six months ended June 30, 2005 compared to $1.1 million for the six months ended June 30, 2004. The increase was due primarily to income on BOLI purchased in March 2005 of $164,000 and a $43,000 gain on derivative instruments for the first six months of 2005 compared to a loss of $49,000 for the first six months of 2004. These gains were partially offset by a $21,000 decrease in service charge income for the first six months of 2005 compared to the first six months of 2004.

NON-INTEREST EXPENSES. Our total non-interest expense for the six months ended June 30, 2005 amounted to $7.0 million, representing an increase of $1.3 million or 21.6% from the six months ended June 30, 2004. The overall increase was due to increases in all categories of non-interest expense with the exception of depreciation expense and data processing expense, which decreased slightly. Salaries and employee benefits expense, the largest component of non-interest expense, increased $625,000 or 20.6% in the first six months of 2005 when compared to the first six months of 2004. This increase was due to additional expenses relating to new employee benefit plans that began in 2005, as well as to normal merit increases in salaries. Our net occupancy expense increased approximately $202,000 or 34.4%, due in part to new leases entered into for new branches that are expected to open later this year and next year. Other non-interest expense increased approximately $334,000 or 34.4% due largely to increased audit and professional fees as the result of becoming a public reporting entity.

INCOME TAX EXPENSE. Income tax expense for the six months ended June 30, 2005 amounted to $1.4 million compared to $1.0 million for the six months ended June 30, 2004. The increase in income tax expense was due to the increase in our pre-tax income, partially offset by a decrease in our effective tax rate. Our effective tax rate decreased to 30.2% for the six months ended June 30, 2005 from 33.2% for the six months ended June 30, 2004. The decreased rate was primarily a result of increased investment in tax-exempt municipal securities and bank owned life insurance.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

GAP ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 1.65% at June 30, 2005, compared to a positive 0.57% at December 31, 2004. We have increased our originations of commercial real estate and multi-family residential real estate loans, construction loans, home equity lines and commercial business loans. This was done, in part, because all of these loans generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, thereby increasing the amount of our interest rate sensitive assets in the one- to three-year time horizon. By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2005, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2005, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 10% to 26%. The annual prepayment rate for mortgage-backed securities is assumed to range from 9% to 63%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," of 16%, 12.5% and 0%, respectively.

                                                    More than      More than     More than
                                      6 Months      6 Months        1 Year        3 Years       More than
                                      or Less       to 1 Year      to 3 Years    to 5 Years      5 Years     Total Amount
                                   -------------  -------------  -------------  ------------  -------------  ------------
                                                                   (Dollars in Thousands)
Interest-earning assets(1):
  Loans receivable(2)              $     157,755  $      26,747  $      87,004  $     79,224  $     110,049  $    460,779
  Mortgage-backed securities              34,229         24,754         59,551        26,852         27,210       172,596
  Investment securities                    3,759         11,067         38,598        14,500         33,365       101,289
  Other interest-earning assets           18,716             --             --            --             --        18,716
                                   -------------  -------------  -------------  ------------  -------------  ------------
    Total interest-earning
      assets                             214,459         62,568        185,153       120,576        170,624       753,380
                                   =============  =============  =============  ============  =============  ============
Interest-bearing liabilities:
  Savings and money market
    accounts                       $      19,786  $      19,786  $      49,436  $     22,743  $      19,889  $    131,640
  Checking accounts                           --             --             --            --         50,147        50,147
  Certificate accounts                    72,483         33,912         95,525        11,786         12,850       226,556
  FHLB advances                          112,235         11,253         37,601         6,983         23,095       191,167
  Other borrowed money                    20,748             --             --            --             --        20,748
                                   -------------  -------------  -------------  ------------  -------------  ------------
    Total interest-bearing
      liabilities                        225,252         64,951        182,562        41,512        105,981       620,258
                                   =============  =============  =============  ============  =============  ============

Interest-earning assets less
   interest-bearing liabilities    $     (10,793) $      (2,383) $       2,591  $     79,064  $      64,643  $    133,122
                                   =============  =============  =============  ============  =============  ============

Cumulative interest-rate
   sensitivity gap(3)              $     (10,793) $     (13,176) $     (10,585) $     68,479  $     133,122
                                   =============  =============  =============  ============  =============

Cumulative
   interest-rate
   gap as a percentage of total
   assets at June 30, 2005                 (1.35)%        (1.65)%        (1.33)%        8.59%         16.70%
                                   =============  =============  =============  ============  =============

Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities at June 30, 2005            95.21%         95.46%         97.76%       113.32%        121.46%
                                   =============  =============  =============  ============  =============

---------------------
(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2) For purposes of the gap analysis, loans receivable includes non-performing loans net of undisbursed loan funds, unamortized discounts and deferred loan fees.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable.

(b)     Not applicable.

(c)     PURCHASES OF EQUITY SECURITIES

The Company did not make any purchases of its common stock during the quarter ended June 30, 2005, however, the Company's employee stock ownership plan made certain purchases pursuant to a publicly-announced plan as set forth in the table below.

                                                                        TOTAL NUMBER OF       MAXIMUM NUMBER OF
                                    TOTAL                             SHARES PURCHASED AS    SHARES THAT MAY YET
                                   NUMBER OF                           PART OF PUBLICLY      BE PURCHASED UNDER
                                    SHARES         AVERAGE PRICE      ANNOUNCED PLANS OR          THE PLAN OR
          PERIOD                   PURCHASED      PAID PER SHARE           PROGRAMS               PROGRAMS(1)
------------------------------   -------------   -----------------   --------------------   ---------------------
April 1 - April 30, 2005                6,000          12.06                     474,300                  97,020
May 1 - May 31, 2005                   97,020          11.17                     571,320                      --
June 1 - June 30, 2005                     --             --                     571,320                      --
                                 -------------

Total                                 103,020    $     11.22                     571,320                      --
                                 ==============   ================               =======    =====================

(1) On December 15, 2004, the Board of Directors authorized the Company's employee stock ownership plan to purchase up to 571,320 shares of the Company's common stock. A total of 152,500 shares were purchased in December 2004. An additional 315,800 shares were purchased by the ESOP in the first quarter of 2005. No additional purchases will be made by the ESOP under this plan.

Item 3.      Defaults upon Senior Securities

             Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

        On June 23, 2005, the Company held its first Annual Meeting of Shareholders to obtain approval for four proxy proposals submitted on behalf of the Company's Board of Directors. Shareholders of record as of April 26, 2005, received proxy materials and were considered eligible to vote on these proposals. The following is a brief summary of each proposal and the result of the vote.

1. The following directors were elected by the requisite plurality of the votes cast to serve on the Company's Board of Directors:

                                              For*          Withheld
                                         --------------  --------------
Jane Margraff Kieser                       14,414,346       543,315
Robert W. White                            14,844,981       112,680

                                              For*          Against         Abstain      Broker Non-Votes
                                         --------------  --------------  --------------  -----------------

2. To adopt the 2005 Stock Option Plan      12,705,571      693,932          29,974          1,528,184

3. To adopt the 2005 Recognition and
Retention Plan and Trust Agreement          12,591,767      767,763          69,847          1,528,284

4. To ratify the appointment of
Deloitte & Touche LLP as independent
registered public accounting firm for the
year ended December 31, 2005                14,855,736       77,561          24,364             n/a

----------------
* Includes 8,728,500 shares owned by Abington Mutual Holding Company (the "MHC") which were voted for these proposals. Excluding the shares owned by the MHC, 3,977,071 shares were voted "for" the proposal to adopt the 2005 Stock Option Plan and 3,863,267 shares were voted "for" the proposal to adopt the 2005 Recognition and Retention Plan and Trust Agreement. A majority vote exclusive of the MHC shares was required for passage of these plans.

Item 5.      Other Information

             Not applicable.

Item 6.      Exhibits

                No.                           Description
                ---                           -----------

                31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                      ABINGTON COMMUNITY BANCORP, INC.


Date: August 15, 2005                 By:   /s/ Robert W. White
                                            ------------------------------------
                                            Robert W. White
                                            Chairman, President and
                                            Chief Executive Officer


Date: August 15, 2005                 By:   /s/ Jack J. Sandoski
                                            ------------------------------------
                                            Jack J. Sandoski
                                            Senior Vice President and
                                            Chief Financial Officer