Form 10-Q
period 2005-09-30
Abington Community Bancorp, Inc.
filed 2005-11-14
CIK 1292898

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         ------------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 TO
                                      -----------------------------------

        Commission file number: 0-51077

                        Abington Community Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Pennsylvania                                     02-0724068
-------------------------------------------------    ---------------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)


          180 Old York Road
       Jenkintown, Pennsylvania                                  19046
-------------------------------------------------    ---------------------------
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 2005, 15,870,000 shares of the Registrant's common stock were issued and outstanding.

ABINGTON COMMUNITY BANCORP, INC.

TABLE OF CONTENTS
----------------------------------------------------------------------------------------------------------------

                                                                                                   PAGE

PART I - FINANANCIAL INFORMATION

   ITEM 1. CONDENSED FINANCIAL STATEMENTS

     Unaudited Consolidated Statements of Financial Condition as of September 30, 2005
     and December 31, 2004                                                                          1

     Unaudited Consolidated Statements of Income for the Three and Nine Months Ended
     September 30, 2005 and 2004                                                                    2

     Unaudited Consolidated Statements of Changes in Stockholders' Equity and
     Comprehensive Income for the Nine Months Ended September 30, 2005 and 2004                     3

     Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 2005 and 2004                                                                    4

     Notes to Unaudited Consolidated Financial Statements                                           5

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                                              21

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                               35

   ITEM 4. CONTROLS AND PROCEDURES                                                                  38


PART II - OTHER INFORMATION


   ITEM 1. Legal Proceedings                                                                        39

   ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds                              39

   ITEM 3. Defaults upon Senior Securities                                                          39

   ITEM 4. Submission of Matters to a Vote of Security Holders                                      40

   ITEM 5. Other Information                                                                        40

   ITEM 6. Exhibits                                                                                 40

   SIGNATURES                                                                                       41

   CERTIFICATIONS

ABINGTON COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                      SEPTEMBER 30, 2005       DECEMBER 31, 2004
                                                                     ---------------------------------------------
ASSETS

Cash and due from banks                                               $       18,094,729       $      24,867,784
Interest-bearing bank balances                                                 6,516,474               8,428,048
                                                                      ------------------       -----------------
      Total cash and cash equivalents                                         24,611,203              33,295,832
Investment securities held to maturity (estimated fair
  value--2005, $20,418,189; 2004, $10,336,485)                                20,396,133              10,219,764
Investment securities available for sale (amortized cost--
  2005, $80,916,417; 2004, $77,348,884)                                       78,964,879              76,163,951
Mortgage-backed securities held to maturity (estimated fair
  value--2005, $72,012,247; 2004, $81,322,041)                                73,552,676              81,703,737
Mortgage-backed securities available for sale (amortized cost--
  2005, $87,020,697; 2004, $83,300,963)                                       85,398,931              83,027,943
Loans receivable, net of allowance for loan losses
   (2005, $1,392,243; 2004, $1,412,697)                                      505,789,110             412,655,664
Accrued interest receivable                                                    3,604,620               2,710,162
Federal Home Loan Bank stock--at cost                                         11,605,400              10,450,100
Cash surrender value - bank owned life insurance                              15,330,453                       -
Property and equipment, net                                                    6,033,298               5,533,085
Deferred tax asset                                                             2,343,631               1,313,068
Prepaid expenses and other assets                                              1,044,633                 905,074
                                                                      ------------------       -----------------

TOTAL ASSETS                                                          $      828,674,967       $     717,978,380
                                                                      ==================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest-bearing                                               $       37,462,510       $      37,596,228
    Interest-bearing                                                         437,124,600             367,693,829
                                                                      ------------------       -----------------
      Total deposits                                                         474,587,110             405,290,057
  Advances from Federal Home Loan Bank                                       212,580,104             170,666,374
  Other borrowed money                                                        16,738,753              12,865,521
  Accrued interest payable                                                     3,912,433                 910,040
  Advances from borrowers for taxes and insurance                                506,355               2,047,151
  Accounts payable and accrued expenses                                        3,960,829               3,144,536
                                                                      ------------------       -----------------

           Total liabilities                                                 712,285,584             594,923,679
                                                                      ------------------       -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 10,000,000 shares authorized,
    none issued                                                                        -                       -
  Common stock, $0.01 par value, 40,000,000 shares authorized,
    issued and outstanding: 15,870,000 in 2005 and 2004                          158,700                 158,700
  Additional paid-in capital                                                  69,070,524              69,096,936
  Unallocated common stock held by:
    Employee Stock Ownership Plan (ESOP)                                      (7,003,098)             (2,046,137)
    Recognition & Retention Plan Trust (RRP)                                  (3,521,593)                      -
    Deferred compensation plans trust                                         (1,050,000)             (1,074,200)
  Retained earnings                                                           61,093,231              57,881,651
  Accumulated other comprehensive loss                                        (2,358,381)               (962,249)
                                                                      ------------------       -----------------

           Total stockholders' equity                                        116,389,383             123,054,701
                                                                      ------------------       -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      828,674,967       $     717,978,380
                                                                      ==================       =================

See notes to unaudited consolidated financial statements.

                                                         1

ABINGTON COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
------------------------------------------------------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                   ------------------------------------  ------------------------------------
                                                         2005               2004               2005                2004
                                                   ------------------------------------  ------------------------------------
INTEREST INCOME:
  Interest on loans                                 $    7,683,975     $    5,743,416     $   20,860,816      $   16,708,624
  Interest and dividends on investment and
    mortgage-backed securities:
      Taxable                                            2,500,970          1,986,157          7,639,385           5,678,580
      Tax-exempt                                           214,482             31,755            471,876              35,265
                                                   ----------------   ----------------   ----------------    ----------------
           Total interest income                        10,399,427          7,761,328         28,972,077          22,422,469

INTEREST EXPENSE:
  Interest on deposits                                   2,668,445          1,665,979          6,826,392           4,779,645
  Interest on Federal Home Loan Bank advances            2,259,801          1,908,494          6,290,844           5,571,236
  Interest on other borrowed money                         122,642             26,508            318,307              54,737
                                                   ----------------   ----------------   ----------------    ----------------

           Total interest expense                        5,050,888          3,600,981         13,435,543          10,405,618
                                                   ----------------   ----------------   ----------------    ----------------

NET INTEREST INCOME                                      5,348,539          4,160,347         15,536,534          12,016,851

PROVISION FOR LOAN LOSSES                                   20,000                  -             20,000              45,000
                                                   ----------------   ----------------   ----------------    ----------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              5,328,539          4,160,347         15,516,534          11,971,851
                                                   ----------------   ----------------   ----------------    ----------------

NON-INTEREST INCOME
  Service charges                                          436,938            477,187          1,320,289           1,382,010
  Rental income                                             10,048             12,687             33,998              39,277
  Gain (loss) on derivative instruments, net                37,380           (105,644)            80,050            (154,869)
  Income on bank owned life insurance                      166,113                  -            330,453                   -
  Other income                                             119,890            125,135            347,120             337,563
                                                   ----------------   ----------------   ----------------    ----------------

           Total non-interest income                       770,369            509,365          2,111,910           1,603,981
                                                   ----------------   ----------------   ----------------    ----------------

NON-INTEREST EXPENSES
  Salaries and employee benefits                         2,107,339          1,643,103          5,772,441           4,682,746
  Net occupancy                                            429,222            268,963          1,219,505             856,905
  Depreciation                                             133,302            124,310            378,222             374,398
  Data processing                                          306,020            300,560            897,669             902,333
  ATM expense                                               82,174             94,274            250,204             207,461
  Deposit insurance premium                                 31,620             32,721             91,265              84,898
  Advertising and promotions                               132,524             66,047            334,510             226,563
  Other                                                    678,500            514,511          1,980,927           1,483,318
                                                   ----------------   ----------------   ----------------    ----------------

           Total non-interest expenses                   3,900,701          3,044,489         10,924,743           8,818,622
                                                   ----------------   ----------------   ----------------    ----------------

INCOME BEFORE INCOME TAXES                               2,198,207          1,625,223          6,703,701           4,757,210
                                                   ----------------   ----------------   ----------------    ----------------

PROVISION FOR INCOME TAXES                                 603,819            570,900          1,962,253           1,610,740
                                                   ----------------   ----------------   ----------------    ----------------

NET INCOME                                          $    1,594,388     $    1,054,323     $    4,741,448      $    3,146,470
                                                   ================   ================   ================    ================

EARNINGS PER COMMON SHARE:
     BASIC                                          $         0.10            n/a         $         0.31             n/a
     DILUTED                                        $         0.10            n/a         $         0.31             n/a

AVERAGE COMMON SHARES OUTSTANDING:
     BASIC                                              15,244,232            n/a             15,366,869             n/a
     DILUTED                                            15,485,363            n/a             15,448,129             n/a

See notes to unaudited consolidated financial statements.

                                                               2


ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
-----------------------------------------------------------------------------------------------------------------------------------

                                                         COMMON
                                                          STOCK
                                                         ACQUIRED                      ACCUMULATED
                                        ADDITIONAL         BY                             OTHER          TOTAL
                            COMMON        PAID-IN        BENEFIT        RETAINED      COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                             STOCK        CAPITAL         PLANS         EARNINGS          LOSS           EQUITY           INCOME
                           ---------    -----------    ------------    -----------    ------------    -------------   -------------
BALANCE--JANUARY 1, 2005   $ 158,700    $69,096,936    $ (3,120,337)   $57,881,651     $  (962,249)   $ 123,054,701

  Comprehensive income:
    Net income                     -              -               -      4,741,448               -        4,741,448    $ 4,741,448
    Net realized holding
     loss on available for
     sale securities
     arising during the
     period, net of tax
     benefit of $719,219           -              -               -              -      (1,396,132)      (1,396,132)    (1,396,132)
                                                                                                                      -------------

  Comprehensive income                                                                                                 $ 3,345,316
                                                                                                                      =============
  Cash dividends paid              -              -               -     (1,529,868)              -       (1,529,868)
  Shares released from
     deferred compensation
     plans trust                   -              -          24,200              -               -           24,200
  Amortization of RRP shares       -        (12,815)        176,975              -               -          164,160
  ESOP shares committed to
     be released                   -        (13,597)        368,585              -               -          354,988
  Common stock acquired by
     RRP                           -              -      (3,698,568)             -               -       (3,698,568)
  Common stock acquired by
     ESOP                          -              -      (5,325,546)             -               -       (5,325,546)
                           ---------    -----------    ------------    -----------    ------------    -------------

BALANCE--SEPTEMBER 30,
2005                       $ 158,700    $69,070,524    $(11,574,691)   $61,093,231     $(2,358,381)   $ 116,389,383
                           =========    ===========    ============    ===========    ============    =============


                                                         COMMON
                                                          STOCK
                                                         ACQUIRED                      ACCUMULATED
                                        ADDITIONAL         BY                             OTHER          TOTAL
                            COMMON        PAID-IN        BENEFIT        RETAINED      COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                             STOCK        CAPITAL         PLANS         EARNINGS          LOSS           EQUITY           INCOME
                           ---------    -----------    ------------    -----------    ------------    -------------   -------------
BALANCE--JANUARY 1, 2004   $       -    $         -    $         -     $53,426,380     $  (192,112)   $  53,234,268

  Comprehensive income:
    Net income                     -              -              -       3,146,470               -        3,146,470    $ 3,146,470
    Net realized holding
     loss on available for
     sale securities
     arising during the
     period, net of tax
     benefit of $183,674           -              -               -              -        (356,183)        (356,183)      (356,183)
                           ---------    -----------    ------------    -----------    ------------    -------------   ------------

BALANCE--SEPTEMBER 30,
2004                       $            $              $               $56,572,850    $   (548,295)   $  56,024,555    $ 2,790,287
                           =========    ===========    ============    ===========    ============    =============   ============


See notes to unaudited consolidated financial statements.

                                                                 3


ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------

                                                                Nine Months Ended September 30,
                                                               --------------------------------
                                                                    2005               2004
                                                               --------------------------------
OPERATING ACTIVITIES:
  Net income                                                   $   4,741,448      $   3,146,470
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                         20,000             45,000
    Depreciation                                                     378,222            374,397
    Amortization of ESOP and RRP                                     519,148                  -
    Unrealized gain on derivative instruments                       (121,000)          (340,500)
    Impairment charge on investment securities                         2,500                  -
    Deferred income tax (benefit) expense                           (311,344)            93,380
    Amortization of:
      Deferred loan fees                                            (952,360)        (1,262,965)
      Premiums and discounts, net                                    191,451            276,459
    Income from bank owned life insurance                           (330,453)                 -
    Changes in assets and liabilities which (used)
     provided cash:
      Accrued interest receivable                                   (894,458)          (246,041)
      Prepaid expenses and other assets                             (103,559)        (2,120,891)
      Accrued interest payable                                     3,002,393          1,693,145
      Accounts payable and accrued expenses                          925,493          2,056,478
                                                               -------------      -------------

           Net cash provided by operating activities               7,067,481          3,714,932
                                                               -------------      -------------

INVESTING ACTIVITIES:
  Principal collected on loans                                   104,026,521        105,773,362
  Disbursements for loans                                       (196,227,607)      (135,904,163)
  Purchases of:
    Mortgage-backed securities held to maturity                   (8,774,897)       (10,956,924)
    Mortgage-backed securities available for sale                (20,553,403)       (29,305,178)
    Investments held to maturity                                 (10,178,366)       (10,220,792)
    Investments available for sale                                (4,069,474)       (24,244,942)
    Federal Home Loan Bank stock                                  (4,307,100)        (1,908,700)
    Property and equipment                                          (878,435)          (155,348)
    Bank owned life insurance                                    (15,000,000)                 -
  Proceeds from:
    Maturities of mortgage-backed securities available
      for sale                                                     1,211,522            101,504
    Maturities of investments available for sale                     500,000         36,297,000
    Principal repayments of mortgage-backed securities
      held to maturity                                            16,775,938          6,396,352
    Principal repayments of mortgage-backed securities
      available for sale                                          15,582,154         22,131,149
    Redemption of Federal Home Loan Bank stock                     3,151,800            979,300
                                                               -------------      -------------

           Net cash used in investing activities                (118,741,347)       (41,017,380)
                                                               -------------      -------------

FINANCING ACTIVITIES:
  Net (decrease) increase in demand deposits and
    savings accounts                                             (13,834,306)        10,785,787
  Net increase in certificate accounts                            83,131,359         15,611,273
  Net increase in other borrowed money                             3,873,232         10,636,200
  Advances from Federal Home Loan Bank                           383,559,008        311,045,000
  Repayments of advances from Federal Home Loan Bank            (341,645,278)      (299,188,909)
  Net decrease in advances from borrowers
    for taxes and insurance                                       (1,540,796)        (1,783,631)
  Acquisition of stock for ESOP and RRP                           (9,024,114)                 -
  Payment of cash dividend                                        (1,529,868)                 -
                                                               -------------      -------------

           Net cash provided by financing activities             102,989,237         47,105,720
                                                               -------------      -------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                (8,684,629)         9,803,272

CASH AND CASH EQUIVALENTS--Beginning of period                    33,295,832         19,695,625
                                                               -------------      -------------

CASH AND CASH EQUIVALENTS--End of period                       $  24,611,203      $  29,498,897
                                                               =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the year for:
    Interest on deposits and other borrowings                  $  10,433,150      $   8,712,473
                                                               =============      =============
    Income taxes                                               $   2,250,000      $   1,600,000
                                                               =============      =============
  Release of stock from deferred compensation
    plans trust                                                $      24,200      $           -
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

        The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2004. The results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005, or any other period.

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

        At September 30, 2005, the Company is party to one swap agreement with a term expiring in December 2005. Under this agreement, the Company either receives or pays on a quarterly basis, the amount by which the three month LIBOR exceeds or falls below 2.59% on the notional amount of $15 million. This agreement effectively changed a portion of the Company's variable rate money market accounts to a fixed rate of interest. The Company had also been party to an additional swap agreement with a term that expired in June 2005. Under this agreement, the Company either received or paid, on a quarterly basis, the amount by which the ten-year Constant Maturity Treasury ("CMT") exceeded or fell below 5.57% on the notional amount of $15 million. This agreement effectively changed a portion of the Company's fixed rate mortgage portfolio to a variable rate of interest.

        The fair value of the swap agreements was $36,000 and negative $85,000 at September 30, 2005, and December 31, 2004, respectively. During the three months ended September 30, 2005 and 2004, the Company received from and paid to the contra parties $34,500 and $115,644, respectively, under the agreements. During the nine months ended September 30, 2005 and 2004, the Company paid to the contra parties $41,000 and $495,000, respectively, under the agreements. In addition, the unrealized gain on derivatives recognized in gain (loss) on derivative instruments, net in the Company's unaudited consolidated statements of income was $38,000 and $10,000 for the three months ended September 30, 2005 and 2004, respectively. The unrealized gain on derivatives recognized in gain
        (loss) on derivative instruments, net in the Company's unaudited consolidated statements of income was $121,000 and $340,500 for the nine months ended September 30, 2005 and 2004, respectively.

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

        STOCK-BASED COMPENSATION-- In December 2004, the FASB issued SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT, which revises SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R were adopted by the Company as of July 1, 2005.

        At September 30, 2005, the Company has two stock-based compensation plans, the 2005 Recognition and Retention Plan and the 2005 Stock Option Plan. Share awards were first issued under these plans in July 2005. These plans are more fully described in Note 7.

        The Company also has an employee stock ownership plan ("ESOP"). This plan is more fully described in Note 7. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position ("SOP") 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP Plans. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.

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

        The Board has indicated that FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Board directed the staff to proceed to a draft of a final FSP for vote by written ballot. The Company is continuing to evaluate the impact of these pronouncements and does not anticipate that the guidance will have a material impact on the Company.

2.      EARNINGS PER SHARE

        Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents ("CSEs") that would arise from the exercise of dilutive securities. Earnings per share were calculated as follows:

                                                       THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                      ----------------------------------------
                                                              BASIC             DILUTED
                                                       ------------------  ------------------
        Net income                                      $      1,594,388    $      1,594,388
        Weighted average shares outstanding                   15,244,232          15,244,232
        Effect of common share equivalents                             -             241,131
                                                        ----------------    ----------------
        Adjusted weighted average shares used in
          earnings per share computation                      15,244,232          15,485,363
                                                        ----------------    ----------------

        Earnings per share                              $           0.10    $           0.10
                                                        ================    ================


                                                        NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                      ----------------------------------------
                                                              BASIC             DILUTED
                                                       ------------------  ------------------

        Net income                                      $      4,741,448    $      4,741,448
        Weighted average shares outstanding                   15,366,869          15,366,869
        Effect of common share equivalents                             -              81,260
                                                        ----------------    ----------------
        Adjusted weighted average shares used in
          earnings per share computation                      15,366,869          15,448,129
                                                        ----------------    ----------------

        Earnings per share                              $           0.31    $           0.31
                                                        ================    ================

        No common shares of the Company were outstanding during the three or nine months ended September 30, 2004.

3.      INVESTMENT SECURITIES

        The amortized cost and estimated fair value of investment securities are summarized as follows:

                                                                   HELD TO MATURITY
                                                                  SEPTEMBER 30, 2005
                                       -------------------------------------------------------------------
                                                             GROSS           GROSS          ESTIMATED
                                           AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                             COST            GAINS          LOSSES            VALUE
                                          ------------      ---------      -----------     ------------
        Debt securities:
          Municipal bonds                 $ 20,396,133      $  86,692      $   (64,636)    $ 20,418,189
                                          ------------      ---------      -----------     ------------

             Total debt securities        $ 20,396,133      $  86,692      $   (64,636)    $ 20,418,189
                                          ============      =========      ===========     ============


                                                                   AVAILABLE FOR SALE
                                                                   SEPTEMBER 30, 2005
                                       -------------------------------------------------------------------
                                                             GROSS           GROSS          ESTIMATED
                                           AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                             COST            GAINS          LOSSES            VALUE
                                          ------------      ---------      -----------     ------------
        Debt securities:
          Agency bonds                    $ 74,990,570      $  16,880      $(1,832,465)    $ 73,174,985
          Corporate bonds and
            commercial paper                   999,577          1,801             (328)       1,001,050
          Municipal bonds                      180,000          1,006                -          181,006
          Certificates of deposit            1,282,000              -                -        1,282,000
                                          ------------      ---------      -----------     ------------

             Total debt securities          77,452,147         19,687       (1,832,793)      75,639,041
                                          ------------      ---------      -----------     ------------

        Equity securities:
          Common stock                              10            349                -              359
          Mutual funds                       3,464,260              -         (138,781)       3,325,479
                                          ------------      ---------      -----------     ------------

             Total equity securities         3,464,270            349         (138,781)       3,325,838
                                          ------------      ---------      -----------     ------------

        Total                             $ 80,916,417      $  20,036      $(1,971,574)    $ 78,964,879
                                          ============      =========      ===========     ============

                                                                  HELD TO MATURITY
                                                                 DECEMBER 31, 2004
                                       -------------------------------------------------------------------
                                                              GROSS            GROSS          ESTIMATED
                                           AMORTIZED        UNREALIZED      UNREALIZED          FAIR
                                             COST             GAINS           LOSSES           VALUE
                                       ----------------  --------------  --------------  -----------------
        Debt securities:
          Municipal bonds                 $ 10,219,764      $ 116,721      $         -     $ 10,336,485
                                          ------------      ---------      -----------     ------------

             Total debt securities        $ 10,219,764      $ 116,721      $         -     $ 10,336,485
                                          ============      =========      ===========     ============


                                                                AVAILABLE FOR SALE
                                                                 DECEMBER 31, 2004
                                       -------------------------------------------------------------------
                                                              GROSS            GROSS          ESTIMATED
                                           AMORTIZED        UNREALIZED      UNREALIZED          FAIR
                                             COST             GAINS           LOSSES           VALUE
                                       ----------------  --------------  --------------  -----------------
        Debt securities:
          Agency bonds                    $ 71,489,648      $  55,440      $(1,152,448)    $ 70,392,640
          Corporate bonds and
            commercial paper                   999,940         14,306           (1,951)       1,012,295
          Municipal bonds                      180,000          3,960                -          183,960
          Certificates of deposit            1,282,000              -                -        1,282,000
                                          ------------      ---------      -----------     ------------

             Total debt securities          73,951,588         73,706       (1,154,399)      72,870,895
                                          ------------      ---------      -----------     ------------

        Equity securities:
          Common stock                           2,510            702           (2,500)             712
          Mutual funds                       3,394,786              -         (102,442)       3,292,344
                                          ------------      ---------      -----------     ------------

             Total equity securities         3,397,296            702         (104,942)       3,293,056
                                          ------------      ---------      -----------     ------------

        Total                             $ 77,348,884      $  74,408      $(1,259,341)    $ 76,163,951
                                          ============      =========      ===========     ============

        The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             SEPTEMBER 30, 2005
                                                   ----------------------------------
                                                                         ESTIMATED
                                                        AMORTIZED          FAIR
                                                          COST            VALUE
        Due in one year or less                      $  18,063,244    $  17,826,656
        Due after one year through five years           46,398,333       45,312,045
        Due after five years through ten years          10,990,570       10,483,460
        Due after ten years                             22,396,133       22,435,069
                                                     -------------    -------------

        Total                                        $  97,848,280    $  96,057,230
                                                     =============    =============

        The table below sets forth investment securities which have an unrealized loss position as of September 30, 2005:


                                                          LESS THAN 12 MONTHS              MORE THAN 12 MONTHS
                                                  --------------------------------  --------------------------------
                                                       GROSS          ESTIMATED           GROSS          ESTIMATED
                                                     UNREALIZED         FAIR            UNREALIZED         FAIR
                                                       LOSSES           VALUE             LOSSES           VALUE
                                                  ---------------  ---------------  ---------------  ---------------
        Securities held to maturity:
           Municipal bonds                           $  (64,636)     $ 10,113,873     $         -      $          -
                                                     ----------      ------------     -----------      ------------

                Total securities held
                  to maturity                           (64,636)       10,113,873               -                 -
                                                     ----------      ------------     -----------      ------------

        Securities available for sale:
           Government agency securities              $ (157,940)     $ 13,342,060     $(1,674,525)     $ 57,816,045
           Other securities                                   -                 -        (139,109)        3,824,484
                                                     ----------      ------------     -----------      ------------

                Total securities available
                  for sale                             (157,940)       13,342,060      (1,813,634)       61,640,529
                                                     ----------      ------------     -----------      ------------

        Total                                        $ (222,576)     $ 23,455,933     $(1,813,634)     $ 61,640,529
                                                     ==========      ============     ===========      ============

        The table below sets forth investment securities which have an unrealized loss position as of December 31, 2004:

                                                          LESS THAN 12 MONTHS              MORE THAN 12 MONTHS
                                                  --------------------------------  --------------------------------
                                                       GROSS          ESTIMATED           GROSS          ESTIMATED
                                                     UNREALIZED         FAIR            UNREALIZED         FAIR
                                                       LOSSES           VALUE             LOSSES           VALUE
                                                  ---------------  ---------------  ---------------  ---------------
        Securities available for sale:
           Government agency securities              $ (392,850)     $ 30,607,150    $   (759,598)     $ 30,230,050
           Other securities                              (1,951)          497,195        (104,942)        3,292,344
                                                     -----------     ------------    -------------     ------------

             Total securities available for sale       (394,801)       31,104,345        (864,540)       33,522,394
                                                     -----------     ------------    -------------     ------------

        Total                                        $ (394,801)     $ 31,104,345    $   (864,540)     $ 33,522,394
                                                     ===========     ============    =============     ============

        On a quarterly basis, management of the Company formally reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At September 30, 2005, securities in a gross unrealized loss position for twelve months or longer consist of 30 securities having an aggregate depreciation of 2.9% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months at September 30, 2005, consist of 27 securities having an aggregate depreciation of 0.9% from the Company's amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and (with the exception of equity securities) they are on securities that have contractual maturity dates. The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

4.      MORTGAGE-BACKED SECURITIES

        The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

                                                                  HELD TO MATURITY
                                                                SEPTEMBER 30, 2005
                                         ----------------------------------------------------------------
                                                              GROSS          GROSS           ESTIMATED
                                            AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                               COST            GAINS         LOSSES            VALUE
                                         ---------------    -----------    -----------    ---------------
        FNMA pass-through
          certificates                   $    29,727,280    $         -    $  (737,069)   $    28,990,211
        FHLMC pass-through
          certificates                        21,185,979              -       (663,928)        20,522,051
        Real estate mortgage
          investment conduits                 22,639,417        102,163       (241,595)        22,499,985
                                         ---------------    -----------    -----------    ---------------

                   Total                 $    73,552,676    $   102,163    $(1,642,592)   $    72,012,247
                                         ===============    ===========    ===========    ===============


                                                                AVAILABLE FOR SALE
                                                                SEPTEMBER 30, 2005
                                         ----------------------------------------------------------------
                                                              GROSS          GROSS           ESTIMATED
                                            AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                               COST            GAINS         LOSSES            VALUE
                                         ---------------    -----------    -----------    ---------------
        GNMA pass-through
          certificates                   $       648,237    $    21,664    $      (197)   $       669,704
        FNMA pass-through
          certificates                        11,176,206         69,782        (76,394)        11,169,594
        FHLMC pass-through
          certificates                        68,665,424         94,641     (1,590,101)        67,169,964
        Real estate mortgage
          investment conduits                  6,530,830          2,889       (144,050)         6,389,669
                                         ---------------    -----------    -----------    ---------------

                   Total                 $    87,020,697    $   188,976    $(1,810,742)   $    85,398,931
                                         ===============    ===========    ===========    ===============

                                                                 HELD TO MATURITY
                                                                 DECEMBER 31, 2004
                                         ----------------------------------------------------------------
                                                              GROSS          GROSS           ESTIMATED
                                            AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                               COST            GAINS         LOSSES            VALUE
                                         ---------------    -----------    -----------    ---------------
        FNMA pass-through
          certificates                   $    33,609,534    $   135,032    $  (409,512)   $    33,335,054
        FHLMC pass-through
          certificates                        23,539,633         85,073       (216,836)        23,407,870
        Real estate mortgage
          investment conduits                 24,554,570         28,116         (3,569)        24,579,117
                                         ---------------    -----------    -----------    ---------------

                   Total                 $    81,703,737    $   248,221    $  (629,917)   $    81,322,041
                                         ===============    ===========    ===========    ===============


                                                                AVAILABLE FOR SALE
                                                                 DECEMBER 31, 2004
                                         ----------------------------------------------------------------
                                                              GROSS          GROSS           ESTIMATED
                                            AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                               COST            GAINS         LOSSES            VALUE
                                         ---------------    -----------    -----------    ---------------
        GNMA pass-through
          certificates                   $       887,920    $    38,887    $         -    $       926,807
        FNMA pass-through
          certificates                        13,314,817        289,367        (30,370)        13,573,814
        FHLMC pass-through
          certificates                        59,823,297        420,808       (944,709)        59,299,396
        Real estate mortgage
          investment conduits                  9,274,929          7,117        (54,120)         9,227,926
                                         ---------------    -----------    -----------    ---------------

                   Total                 $    83,300,963    $   756,179    $(1,029,199)   $    83,027,943
                                         ===============    ===========    ===========    ===============

        The table below sets forth mortgage-backed securities which have an unrealized loss position as of September 30, 2005:

                                                             LESS THAN 12 MONTHS               MORE THAN 12 MONTHS
                                                       -------------------------------   -------------------------------
                                                           GROSS          ESTIMATED          GROSS          ESTIMATED
                                                         UNREALIZED         FAIR           UNREALIZED         FAIR
                                                           LOSSES           VALUE            LOSSES           VALUE
                                                       --------------  ---------------   --------------  ---------------
        Securities held to maturity:
          FNMA pass-through
            certificates                               $     (166,646) $    16,069,905   $     (570,423) $    12,920,306
          FHLMC pass-through
            certificates                                     (286,985)      10,452,985         (376,943)      10,069,066
          Real estate mortgage
            investment conduits                              (241,595)      12,214,995                -                -
                                                       --------------  ---------------   --------------  ---------------

              Total securities held to maturity              (695,226)      38,737,885         (947,366)      22,989,372
                                                       --------------  ---------------   --------------  ---------------

        Securities available for sale:
          GNMA pass-through
            certificates                               $         (197) $       141,713   $            -  $             -
          FNMA pass-through
            certificates                                            -                -          (76,394)       3,831,793
          FHLMC pass-through
            certificates                                     (450,076)      35,698,027       (1,140,025)      27,739,042
          Real estate mortgage
            investment conduits                              (113,209)       4,569,568          (30,841)       1,706,572
                                                       --------------  ---------------   --------------  ---------------

              Total securities available for sale            (563,482)      40,409,308       (1,247,260)      33,277,407
                                                       --------------  ---------------   --------------  ---------------

        Total                                          $   (1,258,708) $    79,147,193   $   (2,194,626) $    56,266,779
                                                       ==============  ===============   ==============  ===============

        The table below sets forth mortgage-backed securities which have an unrealized loss position as of December 31, 2004:

                                                             LESS THAN 12 MONTHS               MORE THAN 12 MONTHS
                                                       -------------------------------   -------------------------------
                                                           GROSS          ESTIMATED          GROSS          ESTIMATED
                                                         UNREALIZED         FAIR           UNREALIZED         FAIR
                                                           LOSSES           VALUE            LOSSES           VALUE
                                                       --------------  ---------------   --------------  ---------------
        Securities held to maturity:
          FNMA pass-through
            certificates                               $      (20,751) $     7,643,729   $     (388,761) $    15,249,573
          FHLMC pass-through
            certificates                                     (209,218)       9,637,313           (7,618)       1,919,570
          Real estate mortgage
            investment conduits                                (3,569)       4,992,416                -                -
                                                       --------------  ---------------   --------------  ---------------

              Total securities held to maturity              (233,538)      22,273,458         (396,379)      17,169,143
                                                       --------------  ---------------   --------------  ---------------

        Securities available for sale:
          FNMA pass-through
            certificates                               $      (21,656) $     4,175,153   $       (8,714) $       532,675
          FHLMC pass-through
            certificates                                     (136,048)      13,137,255         (808,661)      30,845,239
          Real estate mortgage
            investment conduits                               (41,400)       7,297,748          (12,720)       1,783,796
                                                       --------------  ---------------   --------------  ---------------

              Total securities available for sale            (199,104)      24,610,156         (830,095)      33,161,710
                                                       --------------  ---------------   --------------  ---------------

        Total                                          $     (432,642) $    46,883,614   $   (1,226,474) $    50,330,853
                                                       ==============  ===============   ==============  ===============

        On a quarterly basis, management of the Company formally reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At September 30, 2005, securities in a gross unrealized loss position for twelve months or longer consist of 26 securities having an aggregate depreciation of 3.8% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months at September 30, 2005, consist of 23 securities having an aggregate depreciation of 1.6% from the Company's amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

5.      LOANS RECEIVABLE - NET

        Loans receivable consist of the following:

                                                    SEPTEMBER 30, 2005     DECEMBER 31, 2004
                                                   --------------------   -------------------
        One-to four-family residential             $        309,070,895   $       243,705,065
        Multi-family residential and commercial              77,988,463            74,642,109
        Construction                                        120,600,089            83,253,027
        Home equity lines of credit                          42,250,034            32,048,508
        Commercial business loans                             9,253,180             8,539,781
        Consumer non-real estate loans                        4,396,652             3,433,536
                                                   --------------------   -------------------

                   Total loans                              563,559,313           445,622,026

        Less:
          Construction loans in process                     (55,044,108)          (30,130,703)
          Deferred loan fees                                 (1,333,852)           (1,422,962)
          Allowance for loan loss                            (1,392,243)           (1,412,697)
                                                   --------------------   -------------------

        Loans receivable--net                      $        505,789,110   $       412,655,664
                                                   ====================   ===================

        Following is a summary of changes in the allowance for loan losses:

                                                  NINE MONTHS ENDED          YEAR ENDED
                                               ----------------------   ---------------------
                                                 SEPTEMBER 30, 2005       DECEMBER 31, 2004
                                               ----------------------   ---------------------

        Balance--beginning of year             $            1,412,697   $           1,455,889
          Provision for loan losses                            20,000                  45,000
          Charge-offs                                         (53,961)               (146,736)
          Recoveries                                           13,507                  58,544
                                               ----------------------   ---------------------
            Charge-offs/recoveries--net                       (40,454)                (88,192)
                                               ----------------------   ---------------------

        Balance--end of period                 $            1,392,243   $           1,412,697
                                               ======================   =====================

        The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. During the periods presented, loan impairment was evaluated based on the fair value of the loans' collateral. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. At September 30, 2005 and December 31, 2004, the Company had no loans that were determined to be impaired.

        Commercial business loans and commercial real estate loans are placed on nonaccrual status at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on nonaccrual status only when the loan is 90 days delinquent and not well secured. Other consumer loans are typically charged off when they become 90 days delinquent. In all cases, loans must be placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. At September 30, 2005 and December 31, 2004, we had no nonaccrual loans. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at September 30, 2005 and December 31, 2004, amounted to approximately $320,000, and $227,000, respectively.

        Interest payments on impaired loans and nonaccrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the nine months ended September 30, 2005 and 2004, no cash basis interest income was recognized. Interest income foregone on nonaccrual loans was zero and $7,000 for the nine-month periods ended September 30, 2005, and 2004, respectively.

6.      DEFERRED INCOME TAXES

        Items that gave rise to significant portions of the deferred tax accounts are as follows:

                                                            SEPTEMBER 30, 2005     DECEMBER 31, 2004
                                                           --------------------   -------------------
        Deferred tax assets:
          Allowance for loan losses                        $            473,363   $           480,317
          Deferred compensation                                       1,036,801               839,320
          Unrealized loss on securities available-for-sale
            and cap and swap contracts                                1,202,683               524,604
                                                           --------------------   -------------------

                   Total deferred tax assets                          2,712,847             1,844,241
                                                           --------------------   -------------------

        Deferred tax liabilities:
          Property and equipment                                        (91,017)             (201,066)
          Deferred loan fees                                           (256,367)             (259,767)
          Other                                                         (21,832)              (70,340)
                                                           --------------------   -------------------

                   Total deferred tax liabilities                      (369,216)             (531,173)
                                                           --------------------   -------------------

        Net deferred tax asset                             $          2,343,631   $         1,313,068
                                                           ====================   ===================

7.      PENSION AND PROFIT SHARING PLANS

        In addition to the plans disclosed below, the Company also maintains an executive deferred compensation plan for selected executive officers, a board of directors deferred compensation for directors, and a 401(k) plan for substantially all of its employees. Further detail of these plans can be obtained from the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

        SUPPLEMENTAL RETIREMENT PLAN
        The Company maintains a nonqualified, unfunded, defined benefit pension plan for the Board of Directors and certain officers. The components of the Company's net periodic cost for the plan is as follows:

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                               ---------------------------------------
                                                                      2005                 2004
                                                               ------------------   ------------------
        Components of net periodic benefit cost:
        Service cost                                           $           73,965   $           71,324
        Interest cost                                                      86,993               83,886
        Expected return on assets                                               -                    -
        Amortization of prior service cost                                 91,042               87,790
                                                               ------------------   ------------------

        Net periodic pension cost                              $          252,000   $          243,000
                                                               ==================   ==================

        Weighted average assumptions:

        Discount rate                                                        6.50%                6.50%
        Rate of return on assets                                              n/a                  n/a
        Rate of increase in future board fees/salary levels                  4.00%                4.00%

        EMPLOYEE STOCK OWNERSHIP PLAN
        In 2004, the Company established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are expected to be released over a 15-year period. Shares released are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. As of September 30, 2005, 571,320 shares of the Company's common stock had been purchased for approximately $7.4 million by the ESOP. Of these shares, 418,820 were purchased in the nine months ended September 30, 2005 for approximately $5.3 million. No additional purchases are expected to be made by the ESOP under this plan. The average purchase price of the 571,320 shares held at September 30, 2005 was $12.90 per share. The fair value of these shares at September 30, 2005 was approximately $7.2 million. During the three months and nine months ended September 30, 2005, approximately 9,500 and 28,500 shares, respectively, were committed to be released to participants resulting in recognition of approximately $120,000 and $355,000 in compensation expense, respectively.

        RECOGNITION AND RETENTION PLAN
        In June 2005, the shareholders of the Company approved the adoption of the 2005 Recognition and Retention Plan (the "RRP"). The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the RRP, the Recognition Plan Trust (the "Trust") purchased 285,660 shares of the Company's common stock in the open market for approximately $3.7 million, an average price of $12.95 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the plan, all 285,660 shares acquired by the Trust were granted to certain officers, employees and directors of the Company in July 2005. RRP shares will generally vest at the rate of 20% per year over five years. As of September 30, 2005, no shares have been fully vested, exercised or forfeited.

        Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company's stock at the date of grant. During the three months and nine months ended September 30, 2005, approximately 14,000 shares were amortized to expense, based on the proportional vesting of the awarded shares. During the three months and nine months ended September 30, 2005, approximately $164,000 was recognized in compensation expense for the plan.

        STOCK OPTIONS

        In June 2005, the shareholders of the Company also approved the adoption of the 2005 Stock Option Plan (the "Option Plan"). The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 714,150 shares of common stock have been reserved for future issuance pursuant to the Option Plan of which 72,550 shares remain unawarded.

        A summary of the status of the Company's stock options under the Option Plan as of September 30, 2005 and changes during the nine months ended September 30, 2005 are presented below:

                                                                   NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                                ------------------------------------------
                                                                                         WEIGHTED AVERAGE
                                                                  NUMBER OF SHARES       EXERCISE PRICE
                                                                --------------------  --------------------
        Outstanding at the beginning of the year                                   -  $                  -
        Granted                                                              641,600                 12.01
        Exercised                                                                  -                     -
        Forfeited                                                                  -                     -
                                                                --------------------  --------------------

        Outstanding at the end of the period                                 641,600  $              12.01
                                                                ====================  ====================

        Exercisable at the end of the period                                       -  $                  -
                                                                ====================  ====================

        The following table summarizes all stock options outstanding under the Option Plan as of September 30, 2005:

                                           OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                              --------------------------------------------------  ------------------------------
                                                WEIGHTED       WEIGHTED AVERAGE                     WEIGHTED
                                NUMBER OF       AVERAGE           REMAINING         NUMBER OF       AVERAGE
          Exercise Price         SHARES      EXERCISE PRICE    CONTRACTUAL LIFE      SHARES      EXERCISE PRICE
        ------------------    ------------  ----------------  ------------------  ------------  ----------------
                                                                 (in years)
              $12.01               641,600  $          12.01                 9.8             -  $              -
                              ------------  ----------------  ------------------  ------------  ----------------

               Total               641,600  $          12.01                 9.8             -  $              -
                              ============  ================  ==================  ============  ================

        The estimated fair value of options granted during 2005 was $2.89 per share. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the binomial model with the following assumptions used:

                                                 NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2005
                                               ---------------------

                Dividend yield                                 1.7%
                Expected volatility                           23.6%
                Risk-free interest rate                        3.9%
                Expected life of options                 5.64 years

        During the three months and nine months ended September 30, 2005, approximately $89,000 was recognized in compensation expense for the Option Plan.

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

While management uses the best information available to make loan loss allowance valuations, adjustments to the allowance may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio or changes in accounting guidance. In times of economic slowdown, either regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the allowance for loan losses in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving. Historically, our estimates of the allowance for loan loss have approximated actual losses incurred. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. Either the Pennsylvania Department of Banking or the FDIC may require the recognition of adjustment to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management's estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

The Company's total assets increased $110.7 million, or 15.4%, to $828.7 million at September 30, 2005 compared to $718.0 million at December 31, 2004. During the first nine months of 2005, net loans receivable increased $93.1 million or 22.6% to $505.8 million. All categories of loans increased, with the largest growth occurring in one- to four-family residential loans and construction loans. Our loan growth is due to a mix of traditional loan originations, loan participations with other financial institutions, and loan purchases as part of the Company's long-term strategy to leverage our capital through loan growth. For the nine months ended September 30, 2005, total cash and cash equivalents decreased $8.7 million as excess cash was used to fund new loans and to purchase shares of the Company's stock in the open market for our stock benefit plans. Our investments securities, both held-to-maturity and available-for-sale, increased by an aggregate of $13.0 million or 15.0% to an aggregate of $99.4 million at September 30, 2005 compared to an aggregate of $86.4 million at December 31, 2004. Our mortgage-backed securities, both held-to-maturity and available-for-sale, decreased by an aggregate of $5.8 million or 3.5% to an aggregate of $159.0 million at September 30, 2005 compared to an aggregate of $164.7 million at December 31, 2004. During the first nine months of 2005, purchases of investment and mortgage-backed securities of $43.6 million in the aggregate were partially offset by $34.1 million in repayments of our held-to-maturity and available-for-sale investment and mortgage-backed securities. Additionally, the Company purchased $15.0 million of bank owned life insurance ("BOLI") during the first quarter of 2005, which is reflected in the Company's balance sheet at its cash surrender value. The BOLI is intended to fund various benefit programs of the Company.

Our total deposits increased $69.3 million or 17.1% to $474.6 million at September 30, 2005 from $405.3 million at December 31, 2004 as a result of an $83.1 million increase in certificate accounts that was partially offset by decreases in savings and money market accounts and checking accounts. The shift towards higher rate time deposits is a result of the increased rates now available on those products relative to other deposit products in the current interest rate environment. The Company, however, continues to remain focused on maintaining and growing its base of core deposits over the long term. Our advances from the Federal Home Loan Bank ("FHLB") increased $41.9 million or 24.6% during the first nine months of 2005 to $212.6 million at September 30, 2005 compared to $170.7 million at December 31, 2004. We utilize advances from the FHLB as an alternative to retail deposits to fund operations and additional asset growth. The $3.9 million increase in other borrowed money to $16.7 million at September 30, 2005 compared to $12.9 million at December 31, 2004 reflects an increase in the amount of securities repurchase agreements entered into with certain commercial checking account customers.

Our stockholders' equity decreased $6.7 million to $116.4 million at September 30, 2005 compared to $123.1 million at December 31, 2004. The decrease was primarily due to the purchase of approximately 419,000 shares of the Company's common stock for an aggregate of $5.3 million by the Company's employee stock ownership plan ("ESOP") and the purchase of approximately 286,000 shares of the Company's common stock for an aggregate of $3.7 million by the Company's 2005 Recognition and Retention Plan Trust ("RRP"). These purchases were partially offset by a commitment to release approximately 29,000 unallocated ESOP shares and the amortization of 14,000 RRP shares for aggregate costs of approximately $355,000 and $164,000, respectively. The payment of the Company's quarterly cash dividends of $0.05 per share in June and September reduced retained earnings by $1.5 million in the aggregate. These decreases to stockholders' equity were partially offset by our net income for the first nine months of 2005, resulting in a net increase to retained earnings of $3.2 million. Additionally, our accumulated other comprehensive loss increased $1.4 million due to decreases in the fair market values of our available for sale securities.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2005, our cash and cash equivalents amounted to $24.6 million. In addition, at such date we had $17.8 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $164.4 million at September 30, 2005.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2005, we had certificates of deposit maturing within the next 12 months amounting to $145.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the nine months ended September 30, 2005, and the year ended December 31, 2004, the average balance of our outstanding FHLB advances was $188.6 million and $169.7 million, respectively. At September 30, 2005, we had $212.6 million in outstanding FHLB advances and we had $297.2 million in additional FHLB advances available to us.

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

Our stockholders' equity amounted to $116.4 million at September 30, 2005, inclusive of $69.3 million in net proceeds from the Company's initial public offering completed on December 16, 2004. The capital raised in the offering has provided us with additional flexibility to grow and diversify. A substantial amount of the net proceeds that had been initially invested conservatively in instruments that yield a market rate have been redeployed into loans. As part of our long-term strategic plan to leverage our capital through retail deposit and loan growth, we anticipate opening a new branch in Warrington, Bucks County, Pennsylvania in December 2005. Planning is also under way for two additional branches, which are projected to open within the next twelve months. A portion of the net proceeds from the offering has been used to buy shares of the Company's common stock for our ESOP and RRP. As noted above, our ESOP purchased approximately 419,000 shares of the Company's common stock in the open market for an aggregate of $5.3 million and our RRP purchased approximately 286,000 shares of the Company's common stock for an aggregate of $3.7 million in the nine months ended September 20, 2005. Additionally, the Company paid quarterly cash dividends of $0.05 per share in June and September, aggregating $1.5 million.

The following table summarizes the Bank's capital ratios as of the dates indicated and compares them to current regulatory requirements.

                                               Actual Ratios At
                                         -----------------------------
                                         September 30,   December 31,     Regulatory      To Be Well
                                             2005            2004          Minimum      Capitalized
                                         -------------  --------------   -------------  --------------
    CAPITAL RATIOS:
    Tier 1 leverage ratio                    10.47%          12.73%          4.00%           5.00%
    Tier 1 risk-based capital ratio          17.05           21.24           4.00            6.00
    Total risk-based capital ratio           17.33           21.57           8.00           10.00

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

At September 30, 2005, we are a party to one interest rate swap agreement, which we entered into in December 2002, with a notional amount of $15.0 million and with a term expiring in December 2005. Previously, we also were a party to two swap agreements, with notional amounts of $15.0 million each, which we entered into in December 2001 and June 2002, respectively, and which expired in December 2004 and June 2005, respectively. Previously we were also party to one interest rate cap agreement, with a notional amount of $15.0 million, which we entered into in June 2001 and which expired in June 2004. The contra party on each of our cap and swap agreements is the FHLB of Pittsburgh. We entered into these cap and swap agreements as a part of our strategy to manage our interest rate risk, and we intended them to serve as a direct hedge against a specified portion of our loans or deposits. Under the cap agreement, which was intended to hedge a portion of our fixed-rate single-family residential mortgage loan portfolio, we were entitled to receive the amount, if any, by which the ten-year Constant Maturity Treasury ("CMT") exceeded 7.53% on the notional amount. Given the low interest rates in recent periods, we did not receive any payments from the cap agreement. However, in a higher interest rate environment, the cap agreement would have provided additional income that would have ameliorated the adverse impact of our fixed-rate, long-term mortgage loans. The premium cost of the cap was $99,000, which was amortized over its three-year term. Our swap agreements that expired in December 2004 and June 2005 also were designed to serve as hedges against our fixed-rate, single-family mortgage loan portfolio. Under the agreement which expired in December 2004, we either paid or received the amount by which the ten-year CMT fell below or exceeded 5.92%. Under the agreement which expired in June 2005, we either paid or received the amount by which the ten-year CMT fell below or exceeded 5.57%. Again, given the low interest rate environment in recent periods, these swap agreements have resulted in us making payments to the contra party. The intent of these two agreements was to effectively convert a portion of our fixed-rate loan portfolio to a variable interest rate. Our current interest rate swap agreement was designed to hedge a portion of our variable rate money market deposit accounts against rising interest rates. Under this swap agreement, we either pay or receive the amount by which the three-month LIBOR falls below or exceeds 2.59%. Again, as a result of market rates in recent periods, we have made payments on this swap agreement to the contra-party for the majority of the term of the swap. In the most recent quarter, however, we began receiving payments from the contra-party, and we expect to continue to receive interest payments from the contra-party over the remaining term of the swap. Our intent with this agreement was to effectively convert a portion of our deposits from a variable rate liability to a fixed-rate liability.

The swaps do not qualify as hedges under SFAS No. 133. As such, the fair value of the interest rate swaps are reflected as a liability in the accompanying consolidated statements of financial condition and the change in fair value is recorded in gain (loss) on derivative instruments, net in the consolidated statements of income. The fair value of the swap agreements was $36,000 and negative $85,000 at September 30, 2005, and December 31, 2004, respectively. During the three months ended September 30, 2005 and 2004, the Company received from and paid to the contra parties $34,500 and $115,644, respectively, under the agreements. During the nine months ended September 30, 2005 and 2004, the Company paid to the contra parties $41,000 and $495,000, respectively, under the agreements. In addition, the unrealized gain on derivatives recognized in gain
(loss) on derivative instruments, net in the Company's unaudited consolidated statements of income was $38,000 and $10,000 for the three months ended September 30, 2005 and 2004, respectively. The unrealized gain on derivatives recognized in gain (loss) on derivative instruments, net in the Company's unaudited consolidated statements of income was $121,000 and $340,500 for the nine months ended September 30, 2005 and 2004, respectively.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2005 and December 31, 2004, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan documents. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2005 and December 31, 2004, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated, amounted to approximately $94.7 million and $92.4 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2005 and December 31, 2004, the Bank had letters of credit outstanding of approximately $13.8 million and $11.3 million, respectively, of which $12.2 million and $10.5 million, respectively, were standby letters of credit. At September 30, 2005, the uncollateralized portion of the letters of credit extended by the Bank was approximately $215,000 of which $99,000 was for standby letters of credit.

The Bank is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company's contingent liabilities are exposures to limited recourse arrangements with respect to the Bank's sales of whole loans and participation interests. At September 30, 2005, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at September 30, 2005.

                                                                     Amount of Commitment Expiration - Per Period
                                                             ------------------------------------------------------------
                                           Total Amounts            To              1-3           4-5         After 5
                                             Committed            1 Year           Years         Years         Years
                                         ------------------  ----------------  -------------  -----------  --------------
                                                                               (In Thousands)
Letters of credit                              $13,836           $12,996         $   835        $   --       $     5
Recourse obligations on loans sold                 185                --              --            --           185
Commitments to originate loans                   7,433             7,433              --            --            --
Unused portion of home equity
   lines of credit                              21,670                --              --            --        21,670
Unused portion of commercial
   lines of credit                              10,588            10,588              --            --            --
Undisbursed portion of
   construction loans in process                55,044            11,484          43,560            --            --
                                                ------            ------          ------        ------       -------
      Total commitments                       $108,756           $42,501         $44,395        $   --       $21,860
                                               =======            ======          ======        ======       =======

The following table summarizes our contractual cash obligations at September 30, 2005.

                                                                             Payments Due By Period
                                                             ------------------------------------------------------------
                                                                    To              1-3           4-5         After 5
                                               Total              1 Year           Years         Years         Years
                                         ------------------  ----------------  -------------  -----------  --------------
                                                                               (In Thousands)
Certificates of deposit                      $265,903            $144,974        $ 96,948      $ 10,970       $ 13,011
                                              -------             -------          ------        ------         ------
FHLB advances                                 212,580              16,576          68,668        69,141         58,195
Repurchase agreements                          16,739              16,739              --            --             --
                                              -------              ------          ------        ------         ------
   Total debt                                 229,319              33,315          68,668        69,141         58,195
                                              -------              ------          ------        ------         ------
Operating lease obligations                     4,967                 564           1,167           861          2,375
                                                -----                 ---           -----           ---          -----
   Total contractual obligations             $500,189            $178,853        $166,783      $ 80,972       $ 73,581
                                              =======             =======         =======       =======        =======

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

GENERAL. We had net income of $1.6 million for the quarter ended September 30, 2005, representing an increase of 51.2% over the comparable 2004 period. Earnings per share was $0.10 for the quarter ended September 30, 2005. Our results for the third quarter of 2005 reflect, in part, increases in the average amount of interest-earning assets combined with increases in the average yield on such assets. The accompanying increase in interest income was partially offset by an increase in interest expense that resulted from increases in the average amount of interest-earning liabilities and the average rate on those liabilities. Our average interest spread decreased to 2.26% for the quarter ended September 30, 2005 from 2.36% for the quarter ended September 30, 2004, as our net interest margin increased to 2.76% from 2.67% for the same periods, respectively. Our non-interest income increased by 51.2% for the quarter ended September 30, 2005 when compared to the quarter ended September 30, 2004 due primarily to a $37,000 gain on derivative instruments in 2005 compared to a loss on derivative instruments of $106,000 in 2004. Additionally, we recognized $330,000 of income on BOLI purchased in March 2005. Our non-interest expense for the quarter ended September 30, 2005 increased 28.1% over the comparable 2004 period, primarily as a result of increases in salaries and employee benefits, net occupancy expense, advertising and promotions and other non-interest expense.

INTEREST INCOME. Our total interest income was $10.4 million for the quarter ended September 30, 2005 compared to $7.8 million for the quarter ended September 30, 2004, a $2.6 million or 34.0% increase. This increase was due to increases in the average balances of all categories of interest-earning assets accompanied by increases in the average yields of all categories of interest-earning assets. The most substantial growth was seen in our loan portfolio. Our average loan balance increased $99.4 million or 25.4% to $491.1 million for the quarter ended September 30, 2005 from $391.7 million for the quarter ended September 30, 2004. Additionally, our average balance of mortgage-backed securities increased $29.9 million or 22.1% to $164.9 million and our average balance of investment securities increased $17.8 million or 21.3% to $101.3 million over the same periods. Our average yield on interest-earning assets increased 38 basis points to 5.36% for the third quarter of 2005 from 4.98% for the third quarter of 2004 due largely to a 40 basis point increase in the average yield on loans receivable to 6.26% for the third quarter of 2005 from 5.86% for the third quarter of 2004.

INTEREST EXPENSE. Our total interest expense was $5.1 million for the quarter ended September 30, 2005 compared to $3.6 million for the quarter ended September 30, 2004, an increase of $1.5 million or 40.3%. The increase in interest expense for the third quarter of 2005 when compared to the same period in the prior year resulted mainly from increases in the average balances of deposits and FHLB advances as well as increases in the average rates paid on deposits, FHLB advances and other borrowings. Our average deposit balance grew $78.8 million or 22.4% to $430.7 million for the quarter ended September 30, 2005 from $351.8 million for the quarter ended September 30, 2004. This deposit growth was primarily due to a $77.5 million or 44.1% increase in the average balance of certificates of deposit. Our average rate on total deposits increased to 2.48% for the quarter ended September 30, 2005 from 1.89% for the quarter ended September 30, 2004, driven largely by the growth in our certificate of deposit accounts, which generally pay a higher rate of interest than other deposit products. The average rate on our certificate of deposit accounts increased 50 basis points to 3.62% for the quarter ended September 30, 2005 from 3.12% for the quarter ended September 30, 2004. Our average rates on FHLB advances and other borrowings increased to 4.46% and 2.60%, respectively, for the quarter ended September 30, 2005 from 4.31% and 0.55%, respectively, for the quarter ended September 30, 2004. Our average rate on interest-bearing liabilities as a whole increased 48 basis points to 3.10% for the quarter ended September 30, 2005 from 2.62% for the quarter ended September 30, 2004.

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

                                                                             Three Months
                                                                          Ended September 30,
                                           ---------------------------------------------------------------------------------
                                                             2005                                     2004
                                           ---------------------------------------  ----------------------------------------
                                              Average                    Average        Average                    Average
                                              Balance      Interest    Yield/Rate       Balance      Interest    Yield/Rate
                                           -------------  ----------  ------------   -------------  ----------  ------------
                                                                          (Dollars in Thousands)
Interest-earning assets:
     Investment securities(1)                $101,306       $  867          3.42%      $ 83,542       $  604         2.89%
     Mortgage-backed securities               164,879        1,713          4.16        134,997        1,373         4.07
     Loans receivable(2)                      491,095        7,684          6.26        391,692        5,743         5.86
     Other interest-earning assets             18,832          135          2.87         13,192           41         1.24
                                              -------       ------                      -------       ------
       Total interest-earning assets          776,112       10,399          5.36%       623,423        7,761         4.98%
                                                            ------         -----                      ------        -----
     Cash and non-interest earning
       balances                                21,323                                    17,805
     Other non-interest-earning assets         23,609                                    10,523
                                              -------                                   -------
       Total assets                          $821,044                                  $651,751
                                              =======                                   =======
Interest-bearing liabilities:
  Deposits:
     Savings and money market accounts       $125,055          372          1.19%      $123,239          287         0.93%
     Checking accounts                         52,347            6          0.05         52,829            8         0.06
     Certificate accounts                     253,259        2,290          3.62        175,760        1,371         3.12
                                              -------       ------                      -------       ------
       Total deposits                         430,661        2,668          2.48        351,828        1,666         1.89
  FHLB advances                               202,687        2,260          4.46        177,167        1,908         4.31
  Other borrowings                             18,743          122          2.60         19,740           27         0.55
                                              -------       ------                      -------       ------
     Total interest-bearing liabilities       652,091        5,050          3.10%       548,735        3,601         2.62%
                                                            ------         -----                      ------        -----
Non-interest-bearing liabilities:
     Non-interest-bearing demand
       accounts                                40,936                                    39,459
     Real estate tax escrow accounts            1,610                                     1,820
     Other liabilities                          7,438                                     6,900
                                              -------                                   -------
       Total liabilities                      702,075                                   596,914
     Retained earnings                        118,969                                    54,837
                                              -------                                   -------
       Total liabilities and retained
         earnings                            $821,044                                  $651,751
                                              =======                                   =======
     Net interest-earning assets             $124,021                                  $ 74,688
                                              =======                                   =======
     Net interest income                                    $5,349                                    $4,160
                                                            ======                                    ======
     Average interest rate spread                                           2.26%                                    2.36%
                                                                           =====                                    =====
     Net interest margin(3)                                                 2.76%                                    2.67%
                                                                           =====                                    =====

---------------------------
(1) Investment securities for the 2005 period include 47 non-taxable municipal bonds with an aggregate average balance of $13.4 million and an average yield of 4.2%. Investment securities for the 2004 period include 26 non-taxable municipal bonds with an aggregate average balance of $2.8 million and an average yield of 4.3%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.
(2) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(3)     Equals net interest income divided by average interest-earning assets.

PROVISION FOR LOAN LOSSES. We made a $20,000 provision to the allowance for loan losses during the third quarter of 2005 with no such provision during the third quarter of 2004. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. The provision taken during the third quarter of 2005 was primarily a result of growth in the loan portfolio while the overall credit quality of the loan portfolio remains strong. At September 30, 2005, non-performing loans amounted to 0.06% of loans receivable and our allowance for loan losses amounted to 435.0% of non-performing loans.

NON-INTEREST INCOME. Our total non-interest income amounted to $770,000 for the quarter ended September 30, 2005 compared to $509,000 for the quarter ended September 30, 2004. The increase was due primarily to a $37,000 gain on derivative instruments in 2005 compared to a $106,000 loss on derivative instruments in 2004 as well as to $166,000 of income from bank owned life insurance ("BOLI") recognized during the third quarter of 2005 with no comparable BOLI income in 2004. These gains were partially offset by a $40,000 decrease in service charge income.

NON-INTEREST EXPENSES. Our total non-interest expense for the quarter ended September 30, 2005 amounted to $3.9 million, representing an increase of $856,000 or 28.1% from the quarter ended September 30, 2004. The overall increase was due to increases in all categories of non-interest expense with the exception of ATM expense and deposit insurance premiums, which decreased slightly. Salaries and employee benefits expense increased $464,000 or 28.3% for the third quarter of 2005 when compared to the third quarter of 2004, primarily due to additional expenses of $296,000 in the aggregate related to the Company's ESOP, RRP and 2005 Stock Option Plan ("SOP"). The remainder of the increase in salaries and employee benefits expense was due to growth in the total number of employees and normal merit increases in salaries. Net occupancy expense increased approximately $160,000 or 59.6%, due in part to leases entered into for the three new branches that are expected to open later this year and next year. Advertising and promotions expense increased approximately $66,000 due to additional promotions undertaken to promote loan and deposit growth at the Bank. Other non-interest expense increased approximately $164,000 or 31.9% due primarily to increased audit and professional fees primarily as the result of becoming a public reporting entity as well as to additional expense of $77,000 for SOP and RRP awards to directors.

INCOME TAX EXPENSE. Income tax expense for third quarter of 2005 amounted to $604,000 compared to $571,000 for the third quarter of 2004. The increase in income tax expense was due to the increase in our pre-tax income, partially offset by an improvement in our effective tax rate. Our effective tax rate decreased to 27.5% for the three months ended September 30, 2005 from 35.1% for the three months ended September 30, 2004, primarily as a result of increased investment in tax-exempt municipal securities and bank owned life insurance.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

GENERAL. We had net income of $4.7 million for the nine months ended September 30, 2005, representing an increase of 50.7% over the comparable 2004 period. Earnings per share was $0.31 for the nine months ended September 30, 2005. As was the case for the third quarter of 2005, our results for the first nine months of 2005 reflect, in part, increases in the average amount of interest-earning assets combined with increases in the average yield on such assets. The accompanying increase in interest income was partially offset by an increase in interest expense that resulted from increases in the average amount of interest-earning liabilities and the average rate paid on those liabilities. Our average interest spread decreased slightly to 2.29% for the nine months ended September 30, 2005 from 2.32% for the nine months ended September 30, 2004, while our net interest margin increased to 2.79% from 2.65% for the same periods, respectively. Our non-interest income increased by 31.7% for the nine months ended

September 30, 2005 when compared to the nine months ended September 30, 2004 due primarily to income on BOLI purchased in March 2005 of $330,000 and a $80,000 gain on derivative instruments for the first nine months of 2005 compared to a loss of $155,000 for the first nine months of 2004. Our non-interest expense for the nine months ended September 30, 2005 increased 23.9% over the comparable 2004 period, predominantly from the same factors that increased expenses for the third quarter of 2005 when compared to the third quarter of 2004, including increases in salaries and employee benefits, net occupancy expense, advertising and promotions and other non-interest expense.

INTEREST INCOME. Our total interest income was $29.0 million for the nine months ended September 30, 2005 compared to $22.4 million for the nine months ended September 30, 2004, a $6.5 million or 29.2% increase. This increase was due to increases in the average balances of all categories of interest-earning assets. The most substantial growth was seen in our loan portfolio. Our average loan balance increased $74.6 million or 19.8% to $452.2 million for the nine months ended September 30, 2005 from $377.6 million for the nine months ended September 30, 2004. Additionally, our average balance of mortgage-backed securities increased $39.6 million or 30.2% to $170.9 million and our average balance of investment securities increased $14.5 million or 17.8% to $95.8 million over the same periods. The increases in the average balances of our interest-earning assets were accompanied by increases in the average yields of all categories of interest-earning assets. Our average yield on interest-earning assets increased 27 basis points to 5.21% for the first nine months of 2005 from 4.94% for the first nine months of 2004 due largely to a 25 basis point increase in the average yield on loans receivable to 6.15% for the first nine months of 2005 from 5.90% for the first nine months of 2004.

INTEREST EXPENSE. Our total interest expense was $13.4 million for the nine months ended September 30, 2005 compared to $10.4 million for the nine months ended September 30, 2004, an increase of $3.0 million or 29.1%. The increase in interest expense for the first nine months of 2005 when compared to the same period in the prior year resulted from increases in the average balances of and average rates paid on all categories of interest bearing liabilities. Our average deposit balance increased $60.9 million or 17.7% to $404.2 million for the nine months ended September 30, 2005 from $343.3 million for the nine months ended September 30, 2004. This occurred primarily from a $51.4 million increase in the average balance of certificates of deposit and a $9.6 million increase in the average balance of savings and money market accounts. Our average rate on deposits increased to 2.25% for the nine months ended September 30, 2005 from 1.86% for the nine months ended September 30, 2004, driven largely by the growth in our certificate of deposit accounts, which generally pay a higher rate of interest than other deposit products. The average rate on these accounts increased 34 basis points to 3.42% for the nine months ended September 30, 2005 from 3.08% for the nine months ended September 30, 2004. Our average rates on FHLB advances and other borrowings increased to 4.45% and 2.03%, respectively, for the nine months ended September 30, 2005 from 4.38% and 0.42%, respectively, for the nine months ended September 30, 2004. Our average rate on interest-bearing liabilities as a whole increased 30 basis points to 2.92% for the nine months ended September 30, 2005 from 2.62% for the nine months ended September 30, 2004.

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

                                                                             Nine Months
                                                                         Ended September 30,
                                           ---------------------------------------------------------------------------------
                                                             2005                                     2004
                                           ---------------------------------------  ----------------------------------------
                                              Average                    Average        Average                    Average
                                              Balance      Interest    Yield/Rate       Balance      Interest    Yield/Rate
                                           -------------  ----------  ------------   -------------  ----------  ------------
                                                                          (Dollars in Thousands)
Interest-earning assets:
     Investment securities(1)                $ 95,773      $ 2,377          3.31%      $ 81,312      $ 1,678         2.75%
     Mortgage-backed securities               170,858        5,284          4.12        131,250        3,925         3.99
     Loans receivable(2)                      452,181       20,861          6.15        377,578       16,709         5.90
     Other interest-earning assets             23,190          450          2.59         14,579          111         1.02
                                              -------       ------                      -------       ------
       Total interest-earning assets          742,002       28,972          5.21%       604,719       22,423         4.94%
                                                            ------         -----                      ------        -----
     Cash and non-interest earning
       balances                                20,718                                    15,767
     Other non-interest-earning assets         20,834                                    10,271
                                              -------                                   -------
       Total assets                          $783,554                                  $630,757
                                              =======                                   =======
Interest-bearing liabilities:
  Deposits:
     Savings and money market accounts       $128,472        1,063          1.10%      $118,879          768         0.86%
     Checking accounts                         51,803           21          0.05         51,912           32         0.08
     Certificate accounts                     223,936        5,742          3.42        172,497        3,980         3.08
                                              -------       ------                      -------       ------
       Total deposits                         404,211        6,826          2.25        348,288        4,780         1.86
  FHLB advances                               188,588        6,291          4.45        169,595        5,571         4.38
  Other borrowings                             20,904          318          2.03         17,481           55         0.42
                                              -------       ------                      -------       ------
     Total interest-bearing liabilities       613,703       13,435          2.92%       530,364       10,406         2.62%
                                                            ------         -----                      ------        -----
Non-interest-bearing liabilities:
     Non-interest-bearing demand
       accounts                                39,535                                    37,501
     Real estate tax escrow accounts            2,505                                     2,513
     Other liabilities                          7,439                                     5,900
                                              -------                                   -------
       Total liabilities                      663,182                                   576,278
     Retained earnings                        120,372                                    54,479
                                              -------                                   -------
       Total liabilities and retained
         earnings                            $783,554                                  $630,757
                                              =======                                   =======
     Net interest-earning assets             $128,299                                  $ 74,355
                                              =======                                   =======
     Net interest income                                   $15,537                                   $12,017
                                                            ======                                    ======
     Average interest rate spread                                           2.29%                                    2.32%
                                                                           =====                                    =====
     Net interest margin(3)                                                 2.79%                                    2.65%
                                                                           =====                                    =====

---------------------------
(1) Investment securities for the 2005 period include 47 non-taxable municipal bonds with an aggregate average balance of $14.8 million and an average yield of 4.2%. Investment securities for the 2004 period include 26 non-taxable municipal bonds with an aggregate average balance of $1.1 million and an average yield of 4.3%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.
(2) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(3)     Equals net interest income divided by average interest-earning assets.

PROVISION FOR LOAN LOSSES. We made a $20,000 provision to the allowance for loan losses in the first nine months of 2005 compared to a provision of $45,000 in the first nine months of 2004. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. Despite our growth in the loan portfolio, our allowance for loan losses remained sufficient, even with a decreased provision, due to the high quality of the portfolio. At September 30, 2005, non-performing loans amounted to 0.06% of loans receivable and our allowance for loan losses amounted to 435.0% of non-performing loans.

NON-INTEREST INCOME. Our total non-interest income amounted to $2.1 million for the nine months ended September 30, 2005 compared to $1.6 million for the nine months ended September 30, 2004. The increase was due primarily to $330,000 of income from BOLI purchased in March 2005 and an $80,000 gain on derivative instruments for the first nine months of 2005 compared to a loss of $155,000 for the first nine months of 2004. These gains were partially offset by a $62,000 decrease in service charge income for the first nine months of 2005 compared to the first nine months of 2004.

NON-INTEREST EXPENSES. Our total non-interest expense for the nine months ended September 30, 2005 amounted to $10.9 million, representing an increase of $2.1 million or 23.9% from the nine months ended September 30, 2004. The overall increase was due to increases in all categories of non-interest expense with the exception of data processing expense, which decreased slightly. Salaries and employee benefits expense, the largest component of non-interest expense, increased $1.1 million or 23.3% for the first nine months of 2005 when compared to the first nine months of 2004. This increase was primarily due to additional expense of $531,000 relating to the Company's ESOP, RRP and SOP, all of which began in 2005. The remainder of the increase in salaries and employee benefits expense was due to growth in total employees and normal merit increases in salaries. Our net occupancy expense increased approximately $363,000 or 42.3%, due in part to the leases entered into for the three new branches. Advertising and promotions expense increased approximately $108,000 due to additional promotions undertaken to promote loan and deposit growth at the Bank. Other non-interest expense increased approximately $498,000 or 33.5% due primarily to increased audit and professional fees as the result of becoming a public reporting entity as well as to additional expense of $77,000 for SOP and RRP awards to directors.

INCOME TAX EXPENSE. Income tax expense for the nine months ended September 30, 2005 amounted to $2.0 million compared to $1.6 million for the nine months ended September 30, 2004. The increase in income tax expense was due to the increase in our pre-tax income, partially offset by a decrease in our effective tax rate. Our effective tax rate decreased to 29.3% for the nine months ended September 30, 2005 from 33.9% for the nine months ended September 30, 2004. The decreased rate was primarily a result of increased investment in tax-exempt municipal securities and bank owned life insurance.

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements, which can be identified by the use of words such as "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions. These forward-looking statements include: statements of goals, intentions and expectations, statements regarding prospects and business strategy, statements regarding asset quality and market risk, and estimates of future costs, benefits and results.

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

GAP ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 1.30% at September 30, 2005, compared to a positive 0.57% at December 31, 2004. We have increased our originations of commercial real estate and multi-family residential real estate loans, construction loans, home equity lines and commercial business loans. This has been done, in part, because such loans generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, thereby increasing the amount of our interest rate sensitive assets in the one- to three-year time horizon. By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2005, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2005, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 10% to 26%. The annual prepayment rate for mortgage-backed securities is assumed to range from 9% to 63%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," of 16%, 12.5% and 0%, respectively.

                                                      More than     More than      More than
                                         6 Months     6 Months        1 Year        3 Years       More than       Total
                                         or Less      to 1 Year     to 3 Years     to 5 Years      5 Years        Amount
                                        ---------    -----------   ------------   ------------   -----------    ----------
                                                                   (Dollars in Thousands)
Interest-earning assets(1):
  Loans receivable(2)                   $ 192,748    $    33,267   $    106,326   $     79,729   $    95,111    $  507,181
   Mortgage-backed
   securities                              32,430         24,453         56,549         23,441        23,026       159,899
  Investment securities                     6,184         15,365         33,899         12,500        33,365       101,313
   Other interest-earning  assets          18,122             --             --             --            --        18,122
                                        ---------    -----------   ------------   ------------   -----------    ----------
     Total interest-earning
       assets                             249,484         73,085        196,774        115,670       151,502       786,515
                                        =========    ===========   ============   ============   ===========    ==========
Interest-bearing liabilities:
  Savings and money market
     accounts                           $  18,010    $    18,010   $     44,979   $     20,693   $    18,087    $  119,779
  Checking accounts                            --             --             --             --        51,443        51,443
  Certificate accounts                     70,244         74,730         96,948         10,970        13,011       265,903
  FHLB advances                           123,332         12,248         45,521          8,468        23,011       212,580
  Other borrowed money                     16,739             --             --             --            --        16,739
                                        ---------    -----------   ------------   ------------   -----------    ----------
     Total interest-bearing
      liabilities                         228,325        104,988        187,448         40,131       105,552       666,444
                                        =========    ===========   ============   ============   ===========    ==========

Interest-earning assets less
   interest-bearing liabilities         $  21,159    $   (31,903)  $      9,326   $     75,539   $    45,950    $  120,071
                                        =========    ===========   ============   ============   ===========    ==========

Cumulative interest-rate
   sensitivity gap(3)                   $  21,159    $   (10,744)  $     (1,418)  $     74,121   $   120,071
                                        =========    ===========   ============   ============   ===========

Cumulative interest-rate
   gap as a percentage of total
   assets at September 30, 2005              2.56%         (1.30)%        (0.17)%         8.97%        14.53%
                                        =========    ===========   ============   ============   ===========

Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities at September 30,
   2005                                    109.27%         96.78%         99.73%        113.21%       118.02%
                                        =========    ===========   ============   ============   ===========

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable.

(b)     Not applicable.

(c)     PURCHASES OF EQUITY SECURITIES

The Company did not make any purchases of its common stock during the quarter ended September 30, 2005, however, the Company's recognition and retention plan trust made certain purchases pursuant to a publicly-announced plan as set forth in the table below.

                                                                              TOTAL NUMBER OF          MAXIMUM NUMBER OF
                                        TOTAL                               SHARES PURCHASED AS       SHARES THAT MAY YET
                                      NUMBER OF                               PART OF PUBLICLY        BE PURCHASED UNDER
                                        SHARES          AVERAGE PRICE        ANNOUNCED PLANS OR           THE PLAN OR
              PERIOD                  PURCHASED        PAID PER SHARE             PROGRAMS                PROGRAMS(1)
-----------------------------------  ------------     -----------------     --------------------     ---------------------
July 1 - July 31, 2005                       --                 --                      --                  285,660
August 1 - August 31, 2005               88,500              12.82                  88,500                  197,160
September 1 - September 30, 2005        197,160              13.00                 285,660                       --
                                        -------

Total                                   285,660           $  12.95                 285,660                       --
                                        =======            =========               =======                  =======

(1) On June 23, 2005, shareholders of the Company voted to approve the 2005 Recognition and Retention Plan and Trust Agreement ("RRP") authorizing the purchase of up to 285,660 shares of the Company's common stock. No additional purchases are expected to be made by the RRP under this plan.


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


                                        ABINGTON COMMUNITY BANCORP, INC.



Date: November 14, 2005                 By:     /s/ Robert W. White
                                                --------------------------------
                                                Robert W. White
                                                Chairman, President and
                                                Chief Executive Officer



Date: November 14, 2005                 By:     /s/ Jack J. Sandoski
                                                --------------------------------
                                                Jack J. Sandoski
                                                Senior Vice President and
                                                Chief Financial Officer