Form 10-K
period 2005-12-31
Abington Community Bancorp, Inc.
filed 2006-03-28
CIK 1292898

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-K
(Mark One)
|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended December 31, 2005.
                                  -----------------
                                       OR
|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from ____________ to ____________.

                        COMMISSION FILE NUMBER 000-51077
                        --------------------------------

                        ABINGTON COMMUNITY BANCORP, INC.
       -----------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

          PENNSYLVANIA                                   02-0724068
------------------------------------      --------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

 180 OLD YORK ROAD, JENKINTOWN, PENNSYLVANIA                      19046
--------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: 215-886-8280

                               -----------------

   Securities registered pursuant to Section 12 (b) of the Exchange Act: None
      Securities registered pursuant to Section 12 (g) of the Exchange Act:

                          Common Stock, $0.01 Par Value
                          -----------------------------
                                (Title of Class)

                 -----------------------------------------------

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes |_| No |X|

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                 Yes |_| No |X|

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|    Accelerated filer |_|   Non-accelerated filer |X|

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

        The aggregate market value of the shares of common stock of the Registrant issued and outstanding on March 21, 2006, which excludes 10,119,681 shares held by all directors, officers and affiliates of the Registrant as a group (including 8,728,500 shares held by Abington Mutual Holding Company), was approximately $69.5 million. This figure is based on the closing price of $12.38 per share of the Registrant's common stock on June 30, 2005, the last business day of the Registrant's second fiscal quarter.

        The number of shares of the Issuer's common stock, par value $0.01 per share, outstanding as of March 21, 2006 was 15,731,979.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive proxy statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

================================================================================

ABINGTON COMMUNITY BANCORP, INC.

TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------



                                                                                               PAGE

PART I
   ITEM 1.   Business                                                                             1
   ITEM 1A.  Risk Factors                                                                        32
   ITEM 1B.  Unresolved Staff Comments                                                           34
   ITEM 2.   Properties                                                                          34
   ITEM 3.   Legal Proceedings                                                                   35
   ITEM 4.   Submission of Matters to a Vote of Security Holders                                 35

PART II
   ITEM 5.   Market for Registrant's Common Stock, Related Stockholder Matters and
             Issuer Purchases of Equity Securities                                               36
   ITEM 6.   Selected Financial Data                                                             37
   ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                       39
   ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk                          56
   ITEM 8.   Financial Statements and Supplementary Data                                         62
   ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure                                                                         101
   ITEM 9A.  Controls and Procedures                                                            101
   ITEM 9B.  Other Information                                                                  101

PART III
   ITEM 10.  Directors and Executive Officers of the Registrant                                 101
   ITEM 11.  Executive Compensation                                                             101
   ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters                                                        102
   ITEM 13.  Certain Relationships and Related Transactions                                     102
   ITEM 14.  Principal Accounting Fees and Services                                             102

PART IV
   ITEM 15.  Exhibits, Financial Statement Schedules                                            102

SIGNATURES                                                                                      105

                                     PART I

ITEM 1. BUSINESS

GENERAL

Abington Community Bancorp, Inc. (the "Company") is a Pennsylvania corporation which was organized to be a mid-tier holding company for Abington Savings Bank. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank which conducts business under the name "Abington Bank" (the "Bank" or "Abington Bank"). The Bank is a wholly owned subsidiary of the Company. The Company's results of operations are primarily dependent on the results of the Bank and the Bank's wholly owned subsidiaries, ASB Investment Co., Keswick Services II and its wholly owned subsidiaries, and Abington Corp. As of December 31, 2005, the Company, on a consolidated basis, had total assets of $844.1 million, total deposits of $501.2 million, and total stockholders' equity of $117.2 million.

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

Abington Bank is a community-oriented savings bank, which was originally organized in 1867 and is headquartered in Jenkintown, Pennsylvania, approximately eight miles north of center city Philadelphia. Our banking office network currently consists of our headquarters and main office, seven other full-service branch offices and four limited service branch offices. In addition, we maintain a loan processing office in Jenkintown, Pennsylvania. Ten of our banking offices are located in Montgomery County, Pennsylvania and two are in neighboring Bucks County, Pennsylvania. Moreover, the Bank plans to open three additional branch offices in 2006 - one in Montgomery County and two in Bucks County. One of the Bucks County branch offices is expected to open in the second quarter of 2006 with the other new Bucks County branch office and the Montgomery County branch office following in the second half of 2006. Our limited service offices have limited hours of operation and/or are limited to serving customers who live or work in the community in which the limited service office is located. Three of our limited service offices are located in retirement or age restricted communities. We maintain ATMs at all of our banking offices and we also have two off-site ATMs, located at a local grocery store and a local college. We also provide on-line banking and telephone banking services.

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

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements, which can be identified by reference to a future period or periods or by the use of words such as "would be," "will," "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions or the negative thereof. These forward-looking statements include:

        o       statements of goals, intentions and expectations;

        o       statements regarding prospects and business strategy;

        o       statements regarding asset quality and market risk; and

        o       estimates of future costs, benefits and results.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following: (1) general economic conditions, (2) competitive pressure among financial services companies, (3) changes in interest rates, (4) deposit flows, (5) loan demand,
(6) changes in legislation or regulation, (7) changes in accounting principles, policies and guidelines, (8) litigation liabilities, including costs, expenses, settlements and judgments and (9) other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services.

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

LENDING ACTIVITIES

GENERAL. At December 31, 2005, our net loan portfolio totaled $529.5 million or 62.7% of total assets. Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as "single-family," residential real estate loans located in our market area. In addition, while we have been making construction loans to homebuilders and others for more than 30 years, we have increased our construction lending activities in recent years. We also have increased our emphasis on originating commercial real estate and multi-family (over four units) residential mortgage loans. We also originate home equity lines of credit, commercial business loans and consumer loans.

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

LOAN PORTFOLIO COMPOSITION. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

                                                                 December 31,
                                   ------------------------------------------------------------------------
                                            2005                     2004                     2003
                                   ----------------------   ----------------------   ----------------------
                                     Amount        %          Amount        %          Amount        %
                                   ----------  ----------   ----------  ----------   ----------  ----------
                                                            (Dollars in Thousands)
Real estate loans:
  One- to four-family residential    $323,710      54.88%     $243,705      54.69%     $223,963      55.95%
  Commercial real estate and
    multi-family residential           76,647      12.99        74,642      16.75        64,029      16.00
  Construction                        132,789      22.51        83,253      18.68        66,875      16.71
  Home equity lines of credit          41,063       6.96        32,049       7.19        31,185       7.79
                                   ----------  ----------   ----------  ----------   ----------  ----------
      Total real estate loans         574,209      97.34       433,649      97.31       386,052      96.45
                                   ----------  ----------   ----------  ----------   ----------  ----------
Commercial business loans              10,975       1.86         8,540       1.92        10,403       2.60
Consumer non-real estate loans          4,712       0.80         3,433       0.77         3,792       0.95
                                   ----------  ----------   ----------  ----------   ----------  ----------
      Total non-real estate loans      15,687       2.69        11,973       2.69        14,195       3.55
                                   ----------  ----------   ----------  ----------   ----------  ----------
      Total loans                     589,896     100.00%      445,622     100.00%      400,247     100.00%
                                   ==========  ==========   ==========  ==========   ==========  ==========
Less:
  Undisbursed portion of
    construction loans in process      57,690                   30,131                   32,699
  Deferred loan fees                    1,264                    1,423                    1,472
  Allowance for loan losses             1,455                    1,413                    1,456
                                   ----------               ----------               ----------
      Net loans                      $529,487                 $412,655                 $364,620
                                   ==========               ==========               ==========

(Continued)

                                                    December 31,
                                   -----------------------------------------------
                                            2002                     2001
                                   ----------------------   ----------------------
                                     Amount        %          Amount        %
                                   ----------  ----------   ----------  ----------
                                                (Dollars in Thousands)
Real estate loans:
  One- to four-family residential    $247,159      61.70%     $267,044      74.41%
  Commercial real estate and
    multi-family residential           61,247      15.29        46,998      13.10
  Construction                         50,401      12.58        14,715       4.10
  Home equity lines of credit          25,571       6.38        19,021       5.30
                                   ----------  ----------   ----------  ----------
      Total real estate loans         384,378      95.95       347,778      96.91
                                   ----------  ----------   ----------  ----------
Commercial business loans              11,353       2.83         8,092       2.25
Consumer non-real estate loans          4,877       1.22         3,013       0.84
                                   ----------  ----------   ----------  ----------
      Total non-real estate loans      16,230       4.05        11,105       3.09
                                   ----------  ----------   ----------  ----------
      Total loans                     400,608     100.00%      358,883     100.00%

Less:
  Undisbursed portion of
    construction loans in process      25,880                    6,510
  Deferred loan fees                    1,891                    1,871
  Allowance for loan losses             1,813                    1,590
                                   ----------               ----------
      Net loans                      $371,024                 $348,912
                                   ==========               ==========

CONTRACTUAL TERMS TO FINAL MATURITIES. The following table shows the scheduled contractual maturities of our loans as of December 31, 2005, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

                                                   Commercial
                                                  Real Estate
                                      One- to         and                    Home Equity    Commercial
                                    Four-Family   Multi-Family                 Lines of      Business
                                    Residential    Residential Construction     Credit         Loans        Consumer       Total
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------
                                                                        (In Thousands)
Amounts due after December 31,
  2005 in:
  One year or less                     $ 3,535      $ 21,686     $ 47,872       $ 40,641     $  7,564       $   336      $121,634
  After one year through two years      11,713         1,414       71,750            422          511           466        86,276
  After two years through three
    years                                3,153            67        8,800             --          512           518        13,050
  After three years through five
    years                                8,952         1,103        4,035             --        1,805         3,117        19,012
  After five years through ten
    years                               25,692         3,071          332             --          411           205        29,711
  After ten years through fifteen
    years                               96,699        10,707           --             --          172            70       107,648
  After fifteen years                  173,966        38,599           --             --           --            --       212,565
                                      --------      --------     --------       --------     --------      --------      --------
    Total                             $323,710      $ 76,647     $132,789       $ 41,063     $ 10,975      $  4,712      $589,896
                                      ========      ========     ========       ========     ========      ========      ========

The following table shows the amount of our loans at December 31, 2005, which are due after December 31, 2006, and indicates whether they have fixed-rates of interest or rates which are floating or adjustable.

                                                           Floating or        Total at
                                          Fixed-Rate     Adjustable-Rate  December 31, 2005
                                      ----------------- ----------------- -----------------
                                                          (In Thousands)
One- to four-family residential            $247,837          $ 72,338          $320,175
Commercial real estate and
  multi-family residential                   36,975            17,986            54,961
Construction                                     --            84,917            84,917
Home equity lines of credit                   2,418               993             3,411
Commercial business loans                        --               422               422
Consumer non-real estate                      3,609               767             4,376
                                           --------          --------          --------
  Total                                    $290,839          $177,423          $468,262
                                           ========          ========          ========

LOAN ORIGINATIONS. Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. In addition, our commercial and construction loan officers actively solicit new loans throughout our market area. Single-family residential mortgage loan applications and consumer loan applications are taken at any of Abington Bank's banking offices. Beginning in November 2005, we also began taking single-family residential mortgage loan applications and consumer loan applications on-line. Applications for other loans typically are taken personally by our commercial or construction lending officers, although they may be received by a branch office initially and then referred to a construction or commercial lender. All loan applications are processed and underwritten centrally at our loan processing office and main office in Jenkintown, Pennsylvania.

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

During the year ended December 31, 2003 we sold $2.6 million of newly originated single-family residential mortgage loans with servicing retained. There were no sales during 2005 or 2004, and we have discontinued such loans sales, but, depending on market conditions, may again consider such sales in the future. In addition, we have sold participation interests in loans originated by us to other institutions. When we have sold participation interests or whole loans, it generally has been done on the basis of very limited recourse. As of December 31, 2005, our total exposure to recourse arrangements with respect to our sales of whole loans and participation interests in loans was $185,000. We generally have sold participation interests in loans only when a loan would exceed our loans-to-one borrower limits. The Bank's loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus, or $12.7 million at December 31, 2005.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

                                                    Year Ended December 31,
                                           ------------------------------------------
                                               2005            2004         2003
                                           -------------  ------------- -------------
                                                        (In Thousands)
      Loan originations:
        One- to four-family residential      $ 100,321      $  64,593     $  92,143
        Commercial real estate and
           multi-family residential             30,734         23,996        14,301
        Construction                            94,857         51,159        47,737
        Home equity lines of credit             12,836         13,196        14,843
        Commercial business                     14,729         11,607         5,700
        Consumer non-real estate                   561          1,389         1,081
                                             ---------      ---------     ---------
      Total loan originations                  254,038        165,940       175,805
                                             ---------      ---------     ---------
      Loans purchased:
        Whole loans                             11,508             --            --
        Participation interests                 18,100         15,300         4,940
                                             ---------      ---------     ---------
           Total loans purchased                29,608         15,300         4,940
                                             ---------      ---------     ---------
      Loans sold:
        Whole loans                                 --             --       (2,280)
        Participation interests                (8,281)             --       (5,361)
                                             ---------      ---------     ---------
           Total loans sold                    (8,281)             --       (7,641)
                                             ---------      ---------     ---------
         Loan principal repayments           (131,091)      (135,866)     (181,746)
                                             ---------      ---------     ---------
      Total loans sold and principal
        repayments                           (139,372)      (135,866)     (189,387)
      Increase or (decrease) due to other
        items, net (1)                        (27,442)          2,661         2,238
                                             ---------      ---------     ---------
      Net increase (decrease) in loan
        portfolio                            $ 116,832      $  48,035     $ (6,404)
                                             =========      =========     =========

--------------------
(1) Other items consist of loans in process, deferred fees and the allowance for loan losses.

ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area. At December 31, 2005, $323.7 million of our total loan portfolio consisted of single-family residential mortgage loans. Due primarily to increased mortgage loan prepayments due to refinance activity as a result of the low interest rate environment, as well as our increased emphasis on commercial real estate, construction and commercial business loans, the percentage of single-family residential mortgage loans in our portfolio has decreased from 74.4% at December 31, 2001 to 54.9% at December 31, 2005.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming with guidelines issued by Freddie Mac and Fannie Mae. We utilize proprietary software developed by Freddie Mac in processing and underwriting our single-family residential mortgage loans. Applications for one- to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to the Residential Lending Department at our main office and our Loan Processing Center in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and complete the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the bank can extend a loan commitment to the customer. We generally have retained for our portfolio a substantial portion of the single-family residential mortgage loans that we originate. We service all loans that we have originated through our in-house loan servicing department. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years. We also currently offer adjustable rate mortgage ("ARM") loans. Due to local market conditions, we had not offered single-family ARM loans for more than 10 years through the end of 2004. However, we again began offering ARM loans in 2005. At December 31, 2005, only $2.5 million, or 0.8%, of our one- to four-family residential loan portfolio consisted of ARM loans.

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

Our single-family residential mortgage loans also include home equity loans, which amounted to $27.6 million at December 31, 2005. We offer fixed-rate home equity loans in amounts up to $200,000. Our home equity loans are fully amortizing and have terms to maturity of up to 15 years. While home equity loans also are secured by the borrower's residence, we generally obtain a second mortgage position on these loans. Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 90% or less, although the preponderance of our home equity loans have combined loan-to-value ratios of 80% or less. Our single-family residential mortgage loans also include some loans to local businessmen for a commercial purpose, but which are secured by liens on the borrower's residence.

COMMERCIAL REAL ESTATE AND MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. At December 31, 2005, our commercial real estate and multi-family residential loans amounted to $76.6 million or 13.0% of our total loan portfolio. In recent years, we have increased our portfolio of commercial real estate and multi-family residential loans.

Our commercial real estate and residential multi-family real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, residential properties with five or more units and other properties used for commercial and multi-family purposes located in our market area. Our commercial and multi-family real estate loans tend to be originated in an amount less than $3.0 million but will occasionally exceed that amount. We currently employ five commercial lenders who actively solicit commercial real estate and multi-family residential mortgage loans in our market area.

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

Commercial real estate and multi-family real estate lending involves different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower's business. These risks can be affected by supply and demand conditions in the project's market area of rental housing units, office and retail space, warehouses, and other commercial space. We attempt to minimize these risks by limiting loans to proven businesses, only considering properties with existing operating performance which can be analyzed, using conservative debt coverage ratios in our underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property. At December 31, 2005, 2004 and 2003, none of our commercial real estate and multi-family residential mortgage loans were either delinquent for more than 30 days or considered non-performing. No commercial real estate and multi-family residential real estate loans were charged-off in 2005. We charged-off $99,000 and $671,000 in commercial real estate and multi-family residential real estate loans in the years ended December 31, 2004 and 2003, respectively.

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

CONSTRUCTION LENDING. As part of our efforts to transition from a traditional thrift to a community bank, we have been an active originator of construction loans since the mid 1990s. We increased our construction loan efforts in 2002 when we hired a second construction loan officer. We targeted construction loans as a growth area for the Bank because they have shorter terms to maturity and they generally have floating or adjustable interest rates. We have focused our construction lending on making loans to homebuilders in the Delaware Valley area to acquire, develop and build single-family residences. Our construction loans include, to a lesser extent, loans for the construction of commercial and industrial use properties such as office buildings, retail shops and warehouses. At December 31, 2005, our construction loans amounted to $132.8 million, or 22.5% of our total loan portfolio. This amount includes $57.7 million of undisbursed loans in process. Our construction loan portfolio has grown appreciably over the past four years. At December 31, 2001, our construction loans amounted to $14.7 million, or 4.1% of our total loan portfolio.

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

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. We have attempted to minimize these risks by generally concentrating on residential construction loans in our market area to contractors with whom we have established relationships. At December 31, 2004 and 2003 we had no construction loans that were considered non-performing. At December 31, 2005, we had one construction loan with a carrying value of $2.9 million that was considered non-performing. This one construction loan, which was placed on non-accrual status in November 2005, was 60 days delinquent at December 31, 2005 and was our only delinquent construction loan at such date. This same loan was also 60 days delinquent at December 31, 2004. An allowance was reserved on this loan at December 31, 2005 that management considers adequate to provide for the estimated uncertainty in collection of the outstanding balance. During the first quarter of 2006, we agreed to allow the sale of a portion of the underlying collateral of the loan, with the proceeds paid to the Bank. Approximately $1.7 million in net proceeds was received, reducing the outstanding balance of the loan to $1.2 million. Based on the specific circumstances of this loan, including the estimated value of the remaining collateral, we do not expect to incur any significant loss on this loan. We had no construction loans more than 30 days delinquent at December 31, 2003. We have not charged-off any construction loans in more than five years.

HOME EQUITY LINES. At December 31, 2005, the outstanding balance of our home equity lines of credit amounted to $41.1 million or 7.0% of our net loan portfolio. The unused portion of home equity lines was $22.3 million at such date. We offer home equity lines in amounts up to $200,000 on a revolving line of credit basis with interest tied to the prime rate. Generally, we have a second mortgage on the borrower's residence as collateral on its home equity lines. Generally, our home equity lines have loan-to-value ratios (combined with any loan secured by a first mortgage) of 80% or less. Our customers may apply for home equity lines as well as home equity loans at any banking office or on-line through our website.

COMMERCIAL BUSINESS LOANS. Our commercial business loans amounted to $11.0 million or 1.9% of the total loan portfolio at December 31, 2005. The unused portion of our commercial lines of credit at December 31, 2005, was $41.7 million.

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

Our five commercial lenders actively solicit commercial business loans in our market area. Given the on-going consolidation of financial institutions, we are seeking to increase our commercial business loan portfolio. In particular, we are targeting loans of $250,000 to $500,000 that generally are considered too small by the regional and super-regional banks operating in our market. Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans.

CONSUMER LENDING ACTIVITIES. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans such as loans secured by deposit accounts, automobile loans and unsecured personal loans. These loans are originated primarily through existing and walk-in customers and direct advertising. At December 31, 2005, $4.7 million, or 0.8% of the total loan portfolio consisted of these types of loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans, however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the years ended December 31, 2005, 2004 and 2003 we charged-off $70,000, $32,000 and $89,000 of consumer loans, respectively. The 2005 charge-offs include $60,000 of charge-offs of overdrawn deposit balances, which are classified as loans for reporting purposes.

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

We account for our impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and commercial business loans are individually evaluated for impairment. At December 31, 2005, the Company had $2.9 million of loans that were determined to be impaired compared to no impaired loans at December 31, 2004. The impaired loan at December 31, 2005 was to one borrower, and a reserve on this loan is included in the Company's allowance for loan losses at December 31, 2005.

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of our credit monitoring system. We currently classify problem and potential problem assets as "special mention," "substandard," "doubtful" or "loss" assets. An asset is considered "special mention" if it does not yet warrant adverse classification such as "substandard" or "doubtful," but nonetheless possesses credit deficiencies or potential weaknesses deserving management's close attention. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention."

When an insured institution classifies one or more assets, or portions thereof, as "special mention," "substandard" or "doubtful," it is required that a general valuation allowance for loan losses be established for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal and state bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. In July 2001, the SEC issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." The guidance contained in the SAB focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses. Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies, represented by the Federal Financial Institutions Examination Council ("FFIEC"), issued an interagency policy statement entitled "Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions" (Policy Statement). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease losses methodologies and supporting documentation. Our allowance for loan losses includes a portion which is allocated to non-classified loans by type of loan, based primarily upon our periodic reviews of the risk elements within the various categories of loans. Our management believes that, based on information currently available, its allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

DELINQUENT LOANS. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

                                         December 31, 2005                              December 31, 2004
                           --------------------------------------------  --------------------------------------------
                                    30-89            90 or More Days              30-89            90 or More Days
                                Days Overdue             Overdue              Days Overdue             Overdue
                           ---------------------  ---------------------  ---------------------  ---------------------
                             Number    Principal    Number    Principal    Number    Principal    Number    Principal
                            of Loans    Balance    of Loans    Balance    of Loans    Balance    of Loans    Balance
                           ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
                                                             (Dollars in Thousands)
One- to four-family
   residential                    15       $608           1       $  8           6     $  460           3       $227
Commercial real estate
and  multi-family
residential                       --         --          --         --          --         --          --         --
Construction                       1      2,885          --         --           1      2,900          --         --
Commercial business               --         --          --         --          --         --          --         --
Home equity lines of
credit                             2         89          --         --           2        314          --         --
Consumer non- real estate          3          4          --         --          --         --          --         --
                           ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
Total delinquent loans            21     $3,586           1       $  8           9     $3,674           3       $227
                           ==========  =========  ==========  =========  ==========  =========  ==========  =========
Delinquent loans to
   total net loans                         0.68%                  0.00%                  0.89%                  0.06%
                                       =========              =========              =========              =========
Delinquent loans to
   total loans                             0.61%                  0.00%                  0.82%                  0.05%
                                       =========              =========              =========              =========

(Continued)

                                          December 31, 2003
                           --------------------------------------------
                                   30-89              90 or More Days
                                Days Overdue              Overdue
                           ---------------------  ---------------------
                             Number    Principal    Number    Principal
                            of Loans    Balance    of Loans    Balance
                           ----------  ---------  ----------  ---------
                                       (Dollars in Thousands)

One- to four-family
   residential                    19     $1,055           3     $  321
Commercial real estate
and  multi-family
residential                       --         --          --         --
Construction                      --         --          --         --
Commercial business               --         --          --         --
Home equity lines of
credit                             4        219           3        109
Consumer non- real estate          7         14           2         32
                           ----------  ---------  ----------  ---------
Total delinquent loans            30     $1,288           8     $  462
                           ==========  =========  ==========  =========
Delinquent loans to
   total net loans                         0.35%                  0.13%
                                       =========              =========
Delinquent loans to
   total loans                             0.32%                  0.12%
                                       =========              =========

NON-PERFORMING LOANS AND REAL ESTATE OWNED. The following table sets forth information regarding our non-performing loans and real estate owned. Our general policy is to cease accruing interest on single-family residential mortgages which are 120 days or more past due and all other loans which are 90 days or more past due and to charge-off all accrued interest. We may also cease accruing or charge-off interest at an earlier date if collection is considered doubtful.

For the years ended December 31, 2005, 2004 and 2003, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $20,000, $5,000 and $16,000, respectively.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have troubled debt restructurings at any of the dates indicated.

                                                                       December 31,
                                             -----------------------------------------------------------------
                                                 2005         2004         2003         2002         2001
                                             ------------ ------------ ------------ ------------ -------------
                                                                    (Dollars in Thousands)
      Non-accruing loans:
         One- to four-family residential        $     --     $     --     $     99     $     --     $      82
         Commercial real estate and
           multi-family residential                   --           --           --          671           969
         Construction                              2,885           --           --           --            --
         Commercial business                          --           --           --           --            --
         Home equity lines of credit                  --           --           --           99            99
         Consumer non-real estate                     --           --           16           --            --
                                                --------     --------     --------     --------     ---------
            Total non-accruing loans               2,885           --          115          770         1,150
                                                --------     --------     --------     --------     ---------
      Accruing loans 90 days or more past due:
         One- to four-family residential               8          227          222          424           233
         Multi-family residential and
           commercial real estate                     --           --           --           --            --
         Construction                                 --           --           --           --            --
         Commercial business                          --           --           --           --            --
         Home equity lines of credit                  --           --          109           --            24
         Consumer non-real estate                     --           --           16           56            19
                                                --------     --------     --------     --------     ---------
            Total accruing loans 90 days
              or more past due                         8          227          347          480           276
                                                --------     --------     --------     --------     ---------
                Total non-performing loans(1)      2,893          227          462        1,250         1,426
                                                --------     --------     --------     --------     ---------
      Real estate owned, net                          --           --           --           --            --
                Total non-performing assets     $  2,893     $    227     $    462     $  1,250     $   1,426
                                                ========     ========     ========     ========     =========
      Total non-performing loans as a
         percentage of loans                       0.54%        0.06%        0.13%        0.34%         0.41%
                                                ========     ========     ========     ========     =========
      Total non-performing loans as a
         percentage of total assets                0.34%        0.03%        0.08%        0.23%         0.30%
                                                ========     ========     ========     ========     =========
      Total non-performing assets as a
         percentage of total assets                0.34%        0.03%        0.08%        0.23%         0.30%
                                                ========     ========     ========     ========     =========

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower's ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. In addition, in establishing the allowance for loan losses, we have implemented a nine point internal rating system for all loans originated by the Commercial Lending Department. At the time of origination, each loan, other than single-family residential mortgage loans, home equity lines and consumer loans, is assigned a rating based on the assumed risk elements of the loan. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require it to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 2005, our allowance for loan losses was 0.27% of total loans receivable.

In the five-year period ended December 31, 2005, our loan charge-offs have been relatively minimal and three borrowers and their affiliates were responsible for 87.6% of such charge-offs. During the year ended December 31, 2004, we charged-off $99,000 of one- to four-family residential mortgage loans. Such loans were all to one borrower and previously had been deemed impaired. During the year ended December 31, 2003, we charged-off $671,000 of commercial real estate and multi-family residential mortgage loans to this borrower. As of December 31, 2004, all loans to this borrower had been charged-off.

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

        The following table shows changes in our allowance for loan losses during the periods presented.


                                                         At or For the Year Ended December 31,
                                         -----------------------------------------------------------------
                                             2005         2004         2003         2002         2001
                                         ------------ ------------ ------------ ------------ -------------
                                                            (Dollars in Thousands)
Total loans outstanding at end of period    $589,896     $445,622     $400,247     $401,453      $358,883
Average loans outstanding                    469,076      384,990      361,548      366,246       341,112
Allowance for loan losses, beginning of
  period                                       1,413        1,456        1,813        1,590         1,344
Provision for loan losses                         25           45          375          500          628
                                            --------     --------     --------     --------     ---------
Charge-offs:
  One- to four-family residential                 --           16           --           --            --
  Commercial real estate and
     multi-family residential                     --           --          671          298            --
  Construction                                    --           --           --           --            --
  Commercial business                             --           --           --           --           413
  Home equity lines of credit                     --           99           --           --            --
  Consumer non-real estate                        70           32           89           --             2
                                            --------     --------     --------     --------     ---------
    Total charge-offs                             70          147          760          298           415
                                            --------     --------     --------     --------     ---------
Recoveries on loans previously
  charged off                                     87           59           28           21            33
                                            --------     --------     --------     --------     ---------
Allowance for loan losses, end of period    $  1,455     $  1,413     $  1,456     $  1,813     $   1,590
                                            ========     ========     ========     ========     =========
Allowance for loan losses as a percent
  of non-performing loans                     50.29%      622.03%      315.15%      145.04%       111.50%
                                            ========     ========     ========     ========     =========
Ratio of net charge-offs during the
  period to average loans outstanding
  during the period                              n/a        0.02%        0.21%        0.08%         0.12%
                                            ========     ========     ========     ========     =========

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

                                                               December 31,
                                  ----------------------------------------------------------------------
                                           2005                    2004                    2003
                                  ----------------------  ----------------------  ----------------------
                                                 Loan                    Loan                    Loan
                                               Category                Category                Category
                                    Amount      as a %      Amount      as a %      Amount      as a %
                                      of       of Total       of       of Total       of       of Total
                                   Allowance     Loans     Allowance     Loans     Allowance     Loans
                                  -----------  ---------  -----------  ---------  -----------  ---------
                                                          (Dollars in Thousands)
One- to four-family residential       $  647      54.88%      $  657      54.69%      $  625      55.95%
Commercial real estate and
  multi-family residential               230      12.99          458      16.75          224      16.00
Construction                             333      22.51          106      18.68           68      16.71
Home equity lines of credit               82       6.96           70       7.19           51       7.79
Commercial business                      110       1.86           85       1.92          104       2.60
Consumer non-real estate                  52       0.80           34       0.77           38       0.95
Unallocated                                1         --            3         --          346         --
                                      ------    -------       ------    -------       ------    -------
  Total                               $1,455     100.00%      $1,413     100.00%      $1,456     100.00%
                                      ======    =======       ======    =======       ======    =======

(Continued)

                                                   December 31,
                                  ----------------------------------------------
                                           2002                    2001
                                  ----------------------  ----------------------
                                                 Loan                    Loan
                                               Category                Category
                                    Amount      as a %      Amount      as a %
                                      of       of Total       of       of Total
                                   Allowance     Loans     Allowance     Loans
                                  -----------  ---------  -----------  ---------
                                               (Dollars in Thousands)

One- to four-family residential       $  694      61.70%      $  856      74.41%
Commercial real estate and
  multi-family residential               636      15.29          505      13.10
Construction                              49      12.58           16       4.10
Home equity lines of credit               55       6.38           52       5.30
Commercial business                      114       2.83           81       2.25
Consumer non-real estate                  49       1.22           30       0.84
Unallocated                              216         --           50         --
                                      ------    -------       ------    -------
  Total                               $1,813     100.00%      $1,590     100.00%
                                      ======    =======       ======    =======

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

At December 31, 2005, our investment and mortgage-backed securities amounted to $246.6 million in the aggregate or 29.2% of total assets at such date. The largest component of our securities portfolio in recent periods has been mortgage-backed securities, which amounted to $147.4 million or 59.8% of the securities portfolio at December 31, 2005. In addition, we invest in U.S. government and agency obligations, municipal securities, corporate debt obligations and other securities. The majority of our agency debt securities have call provisions which provide the agency with the ability to call the securities at specified dates.

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At December 31, 2005, we had $158.8 million of securities classified as available for sale, $87.8 million of securities classified as held to maturity and no securities classified as trading account.

We do not purchase mortgage-backed derivative instruments that would be characterized "high-risk" under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), Fannie Mae or Freddie Mac. Our mortgage-backed securities also include collateralized mortgage obligations ("CMOs") issued by such agencies and certain AAA rated private issuers. At December 31, 2005, $24.7 million of our mortgage-backed securities were CMOs. At December 31, 2005, $128.6 million or 87.3% of our mortgage-backed securities were issued by the GNMA, FNMA or FHLMC. The remaining $18.8 million of our mortgage-backed securities were issued by certain AAA rated private issuers.

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

                                                                     December 31,
                                          -------------------------------------------------------------------
                                                  2005                   2004                  2003
                                          ---------------------  ---------------------  ---------------------
                                          Amortized    Market    Amortized    Market    Amortized    Market
                                             Cost       Value       Cost       Value       Cost       Value
                                          ---------   ---------  ---------   ---------  ---------   ---------
                                                                (Dollars in Thousands)
        Mortgage-backed securities         $149,623    $145,449   $165,005    $164,350   $120,917    $121,104
        U.S. government and agency
          obligations                        74,991      73,120     71,489      70,393     72,988      72,429
        Corporate bonds                         999         998      1,000       1,012      1,501       1,538
        Municipal obligations                20,576      20,497     10,400      10,520        180         189
        Investment certificates of            1,183       1,183      1,282       1,282      1,579       1,579
        deposit
        Mutual funds                          3,422       3,347      3,395       3,292      3,330       3,250
        FHLB stock                           11,061      11,061     10,450      10,450     10,039      10,039
        Other                                    --          --          3           1          3           1
                                           --------    --------   --------    --------   --------    --------
          Total investment and
            mortgage-backed securities     $261,855    $255,655   $263,024    $261,300   $210,537    $210,129
                                           ========    ========   ========    ========   ========    ========

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2005. No tax-exempt yields have been adjusted to a tax-equivalent basis.

                                                        Amounts at December 31, 2005 Which Mature In
                                  ----------------------------------------------------------------------------------------------
                                                            Over One
                                               Weighted        Year      Weighted   Over Five    Weighted     Over     Weighted
                                   One Year     Average      Through      Average    Through      Average      Ten      Average
                                   or Less       Yield      Five Years     Yield    Ten Years      Yield      Years      Yield
                                  ---------    ---------   ------------  ---------  ---------    ---------  ---------  ---------
                                                                       (Dollars in Thousands)
Bonds and other debt securities:
   U.S. government and agency
    obligations                    $22,500         2.29%       $40,500       3.35%   $ 9,991         4.00%   $  2,000      6.50%
   Corporate bonds 500                6.98          499           5.31         --         --           --          --        --
   Municipal obligations               180         3.90             --         --         --           --      20,396      4.18
   Mortgage-backed securities           21         5.50         54,212       3.78        262         4.39      95,128      4.67
Investment certificates of
   deposit                             884         3.97            299       4.20         --           --          --        --
                                   -------                     -------               -------                 --------
    Total                          $24,085         2.46%       $95,510       3.61%   $10,253         4.01%   $117,524      4.61%
                                   =======                     =======               =======                 ========

SOURCES OF FUNDS

GENERAL. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and Federal Home Loan Bank advances are the primary sources of our funds for use in lending, investing and for other general purposes.

DEPOSITS. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At December 31, 2005, 42.9% of the funds deposited with Abington Bank were in core deposits, which are deposits other than certificates of deposit.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas where our branch offices are located. We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits. Abington Bank uses traditional means of advertising its deposit products, including broadcast and print media and generally does not solicit deposits from outside its market area.

We do not actively solicit certificate accounts in excess of $100,000, known as "jumbo CDs," or use brokers to obtain deposits. Our jumbo CDs amounted to $140.4 million and $64.9 million, respectively, at December 31, 2005 and 2004, of which $76.0 million and $25.0 million, respectively, were scheduled to mature in 12 months. At December 31, 2005, the weighted average remaining maturity of our certificate of deposit accounts was 17.0 months.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

                                                                    December 31,
                                      -------------------------------------------------------------------------
                                               2005                     2004                     2003
                                      -----------------------  -----------------------  -----------------------
                                        Amount        %         Amount         %          Amount         %
                                      ---------- ------------  ---------- ------------  ---------- ------------
                                                                (Dollars in Thousands)
     Certificate accounts:
       1.00% - 1.99%                    $     71        0.01%    $ 32,923        8.12%    $ 52,112       14.37%
       2.00% - 2.99%                      29,675        5.92       38,636        9.53       29,555        8.15
       3.00% - 3.99%                      83,256       16.61       60,106       14.83       28,871        7.96
       4.00% - 4.99%                     127,144       25.37       19,691        4.86       16,005        8.16
       5.00% - 5.99%                      31,521        6.29       29,078        7.18       34,289        9.45
       6.00% - 6.99%                      14,454        2.88        2,337        0.58        5,681        1.57
       7.00%  or more                         --          --           --          --           --          --

       Total certificate accounts        286,121       57.08      182,771       45.10      166,513       45.91
                                        --------      ------     --------      ------     --------      ------
     Transaction accounts:
       Savings and money market          115,909       23.13      125,204       30.89      107,565       29.66
       Checking:
         Interest bearing                 55,820       11.14       59,719       14.73       50,733       13.99
         Non-interest bearing             43,333        8.65       37,596        9.28       37,855       10.44
                                        --------      ------     --------      ------     --------      ------
         Total transaction
           accounts                      215,062       42.92      222,519       54.90      196,153       54.09
                                        --------      ------     --------      ------     --------      ------
         Total deposits                 $501,183      100.00%    $405,290      100.00%    $362,666      100.00%
                                        ========      ======     ========      ======     ========      ======

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                                   Year Ended December 31,
                              --------------------------------------------------------------------------------------------------
                                            2005                             2004                             2003
                              -------------------------------- -------------------------------- --------------------------------
                               Average    Interest   Average    Average    Interest   Average    Average    Interest   Average
                               Balance    Expense   Rate Paid   Balance    Expense   Rate Paid   Balance    Expense   Rate Paid
                              ---------  --------- ----------- ---------  --------- ----------- ---------  --------- -----------
                                                                    (Dollars in Thousands)
Savings and money market       $125,834    $ 1,412       1.12%  $120,748    $ 1,065       0.88%  $107,291    $ 1,068       1.00%
Checking                         52,282         66       0.13     52,804         44       0.08     46,433         51       0.11
Certificates of
  deposit                       236,962      8,391       3.54    175,492      5,452       3.11    169,058      5,703       3.37
                               --------    -------              --------    -------              --------    -------
Total interest-bearing
  deposits                      415,078      9,869       2.38    349,044      6,561       1.88    322,782      6,822       2.11
                               ========    =======     ======   ========    =======     ======   ========    =======    =======
  Total deposits               $460,939    $ 9,869       2.14%  $394,905    $ 6,561       1.66%  $359,230    $ 6,822       1.90%
                               ========    =======     ======   ========    =======     ======   ========    =======    =======

The following table shows our savings flows during the periods indicated.

                                                Year Ended December 31,
                                       ----------------------------------------
                                           2005          2004          2003
                                       ------------  ------------  ------------
                                                    (In Thousands)

     Total deposits                     $3,536,390    $3,387,865    $3,016,200
     Total withdrawals                   3,449,453     3,351,887     3,004,934

     Interest credited                       8,956         6,646         7,064
                                        ----------    ----------    ----------

       Total increase in deposits       $   95,893    $   42,624    $   18,330
                                        ==========    ==========    ==========

The following table presents, by various interest rate categories and maturities, the amount of our certificates of deposit at December 31, 2005.

                                                    Balance at December 31, 2005
                                            Maturing in the 12 Months Ending December 31,
                                    ----------------------------------------------------------
     Certificates of Deposit           2006        2007        2008     Thereafter     Total
     --------------------------     ----------  ----------  ----------  ----------  ----------
                                                             (In Thousands)
     Less than 2.00%                 $     71    $     --    $     --    $     --     $     71
     2.00% - 2.99%                     27,216         890       1,206         363       29,675
     3.00% - 3.99%                     59,224      15,542       5,032       3,458       83,256
     4.00% - 4.99%                     57,866      49,299         359      19,620      127,144
     5.00% - 5.99%                      3,309      23,721         220       4,271       31,521
     6.00% or more                     13,471         507         412          64       14,454
                                     --------    --------    --------    --------     --------
       Total certificate accounts    $161,157    $ 89,959    $  7,229    $ 27,776     $286,121
                                     ========    ========    ========    ========     ========

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2005, by time remaining to maturity.

                                   At December 31, 2005
     -----------------------------------------------------------------------------
                                                                      Weighted
                  Quarter Ending:                    Amount         Average Rate
     ------------------------------------------   ------------    ----------------
                                                        (Dollars in Thousands)
     March 31, 2006                                 $ 22,544             3.67%
     June 30, 2006                                    19,251             4.18
     September 30, 2006                               28,018             4.86
     December 31, 2006                                 6,161             3.56
     After December 31, 2006                          64,405             4.67
                                                    --------
       Total certificates of deposit with
         balances of $100,000 or more               $140,379             4.43%
                                                    ========             ====

BORROWINGS. We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund our operations as part of our operating strategy. These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the Federal Home Loan Bank of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including Abington Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At December 31, 2005, we had $201.5 million in outstanding FHLB advances and $314.5 million of additional FHLB advances available. Approximately $88.0 million of our FHLB advances at December 31, 2005 were part of our matched funding program whereby we use such advances to purchase securities. Our current policy permits us to utilize up to $100.0 million of advances to match-fund securities. Given the proper interest rate environment, it is likely that we would increase this limit to permit additional FHLB advances for such match-funding purposes.

In addition to FHLB advances, our borrowings include securities sold under agreements to repurchase (repurchase agreements). Repurchase agreements are contracts for the sale of securities owned or borrowed by Abington Bank, with an agreement to repurchase those securities at an agreed upon price and date. We use repurchase agreements as an investment vehicle for our commercial sweep checking product. We enter into securities repurchase agreements with our commercial checking account customers under a sweep account arrangement. Account balances are swept on a daily basis into mortgage-backed securities purchases from us, which we agree to repurchase as the checking account is drawn upon by the customer. At December 31, 2005, our securities repurchase agreements amounted to $16.1 million and all of such borrowings were short-term, having maturities of one year or less. The average balance of our securities sold under repurchase agreements for the year ended December 31, 2005 was $20.2 million.

The following table shows certain information regarding our borrowings at or for the dates indicated:

                                                            At or For the Year
                                                            Ended December 31,
                                                -----------------------------------------
                                                     2005         2004           2003
                                                ------------- ------------- -------------
                                                           (Dollars in Thousands)
     FHLB advances:
        Average balance outstanding                 $192,189      $169,699      $148,090
        Maximum amount outstanding at any
          month-end during the period                212,580       185,588       173,732
        Balance outstanding at end of
          period                                     201,445       170,666       173,732
        Average interest rate during the
          period                                      4.510%        4.357%        4.673%
        Weighted average interest rate at
          end of period                               4.506%        4.422%        4.180%

     Other borrowed money:
        Average balance outstanding                 $ 20,198      $ 17,703      $ 15,241
        Maximum amount outstanding at any
          month-end during the period                 25,038        27,686        21,722
        Balance outstanding at end of
          period                                      16,114        12,866         8,681
        Average interest rate during the
          period                                      2.287%        0.817%        0.612%
        Weighted average interest rate at
          end of period                               3.883%        1.785%        0.516%

At December 31, 2005, $27.7 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 3.82% at December 31, 2005.

EMPLOYEES

At December 31, 2005, we had 108 full-time employees, and 26 part-time employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

                           SUPERVISION AND REGULATION

GENERAL

Abington Bank, as a Pennsylvania-chartered savings bank with deposits insured by the Savings Association Insurance Fund administered by the Federal Deposit Insurance Corporation, is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The laws and regulations governing Abington Bank generally have been promulgated to protect depositors and not for the purpose of protecting shareholders.

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

Abington Community Bancorp and Abington Mutual Holding Company are registered as bank holding companies under the Bank Holding Company Act and Abington Community Bancorp and Abington Mutual Holding Company are subject to regulation and supervision by the Federal Reserve Board and by the Pennsylvania Department of Banking. Abington Community Bancorp and Abington Mutual Holding Company are also required to file annually a report of its operations with, and are subject to examination by, the Federal Reserve Board and the Pennsylvania Department of Banking. This regulation and oversight is generally intended to ensure that Abington Community Bancorp and Abington Mutual Holding Company limit their activities to those allowed by law and that they operate in a safe and sound manner without endangering the financial health of Abington Bank.

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

NON-BANKING ACTIVITIES. The business activities of Abington Community Bancorp and Abington Mutual Holding Company, as bank holding companies, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve Board's bank holding company regulations, bank holding companies may only engage in, or acquire or control voting securities or assets of a company engaged in:

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

REGULATORY CAPITAL REQUIREMENTS. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board's capital adequacy guidelines for Abington Community Bancorp, on a consolidated basis, are similar to those imposed on Abington Bank by the Federal Deposit Insurance Corporation. See "-Regulation of Abington Bank - Regulatory Capital Requirements." At December 31, 2005, Abington Community Bancorp met all applicable regulatory capital requirements.

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

The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" (RPAF). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert," as such term is defined by the SEC, and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Sarbanes-Oxley Act also will require inclusion of an internal control report and assessment by management in the annual report to shareholders (which, in the Company's case, is expected to be required for its fiscal year ending December 31, 2006). The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with, or reconciled to, generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

The Pennsylvania Banking Code also provides that state-chartered savings banks may engage in any activity permissible for a federal savings association, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Act, however, prohibits Abington Bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless:

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

Under current Federal Deposit Insurance Corporation regulations, Savings Association Insurance Fund- insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital. Assessment rates are then tied to the level of an institution's supervisory concern based on risk classifications derived from the capital groups. Rates during the last six months of 2005 ranged from zero for well capitalized, healthy institutions, such as Abington Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

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

DEPOSIT INSURANCE REFORM. On February 8, 2006, President Bush signed into law legislation that merges the Bank Insurance Fund ("BIF") and the SAIF, eliminates any disparities in bank and thrift risk-based premium assessments, reduces the administrative burden of maintaining and operating two separate funds and establishes certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gives the FDIC greater discretion to identify the relative risks all institutions present to the deposit insurance fund and set risk-based premiums.

Major provisions in the legislation include: maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011; providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15 percent and 1.50 percent, rather than maintaining 1.25 percent at all times regardless of prevailing economic conditions; providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996. The institutions qualifying for the credit may use it to offset future premiums with certain limitations; requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits. (when the reserve is greater than 1.35% but no more than 1.5%); the merger of the SAIF and BIF must occur no later than July 1, 2006. Other provisions will become effective within 90 days of the publication date of the final FDIC regulations implementing the legislation.

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

Abington Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings association must maintain a minimum leverage ratio of Tier 1 capital, as defined under the Federal Deposit Insurance Corporation's capital regulations, to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institution or association based on inadequate or substandard performance in any of a number of areas. The Pennsylvania Department of Banking incorporates the same Federal Deposit Insurance Corporation risk-based capital requirements in its regulations. As of December 31, 2005, Abington Bank was in compliance with all applicable regulatory capital requirements and was deemed to be a "well-capitalized" institution.

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

As a member, Abington Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2005, Abington Bank was in compliance with this requirement.

FEDERAL RESERVE BOARD SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At December 31, 2005, Abington Bank was in compliance with these reserve requirements.

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

At December 31, 2005, Abington Bank's total federal pre-1988 reserve was approximately $3.2 million. The reserve reflects the cumulative effects of federal tax deductions by Abington Bank for which no federal income tax provisions have been made.

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

STATE AND LOCAL TAXATION

PENNSYLVANIA TAXATION. Abington Community Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2005 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation's capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

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

ITEM 1A. RISK FACTORS

MARKET RATES OF INTEREST HAVE HURT PROFITABILITY

Market rates of interest are beginning to rise from historically low levels. Many institutions, including Abington Bank, have experienced a narrowing or "compression" of their net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Abington Bank's net interest spread was 2.27% for the year ended December 31, 2005 compared to 2.30% and 2.50% for the years ended December 31, 2004 and 2003, respectively. Abington Bank's net interest margin, which is net interest income as a percentage of average interest-earning assets, was 2.78% for the year ended December 31, 2005 compared to 2.67% and 2.88% for the years ended December 31, 2004 and 2003, respectively. In addition, a sudden increase in market rates of interest could adversely affect our net portfolio value. In the event of an immediate and sustained 200 basis point increase in interest rates, Abington Bank's net portfolio value, which is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts, would decrease by $8.2 million or 6.90%. Under the same circumstances, our net interest income would be expected to decrease by $336,000 or 1.43%.

COMPETITION FOR LOW-COST CORE DEPOSITS IS INCREASING

As a result of rising interest rates in recent periods, deposit customers have transferred significant amounts of their deposits from low-cost "core deposits" such as checking and savings accounts to certificates of deposits, also known as time deposits. For the year ended December 31, 2005 core deposits comprised 42.9% of our average total deposits compared to 49.7% and 47.6% for the years ended December 31, 2004 and 2003, respectively. This has been a result of the increased rates now available on those products relative to other deposit products. As more customers invest in time deposits and as competition for low-cost core deposits increases, the average rate Abington Bank pays on its deposits will likely increase. This will have the effect of narrowing our net interest spread and net interest margin. The average rate we paid on our interest-bearing deposits was 2.38% for the year ended December 31, 2005 compared to 1.88% and 2.11% for the years ended December 31, 2004 and 2003, respectively.

OUR LOANS ARE CONCENTRATED TO BORROWERS IN OUR MARKET AREA

At December 31, 2005, the preponderance of our total loans were to individuals and/or secured by properties located in our market area of Montgomery and Bucks Counties in Pennsylvania. We have relatively few loans outside of our market. As a result, we may have a greater risk of loan defaults and losses in the event of an economic downturn in our market area such as a decline in local property values.

OUR PORTFOLIO OF LOANS WITH A HIGHER RISK OF LOSS IS INCREASING

In recent years, we have increased our originations of construction loans and commercial real estate and multi-family residential real estate loans. These loans have a higher risk of default and loss than single-family residential mortgage loans. The aggregate of construction loans and commercial real estate and multi-family residential loans has increased from $61.7 million or 17.2 % of our total loan portfolio at December 31, 2001 to $209.4 million or 35.5% of the total loan portfolio at December 31, 2005. At the same time, the percentage of the loan portfolio comprised of single-family residential mortgage loans has decreased. Our single-family residential mortgage loans amounted to $267.0 million or 74.4% of our total loan portfolio at December 31, 2001 compared to $323.7 million or 54.9% at December 31, 2005. Construction loans and commercial real estate and multi-family residential real estate loans all generally have a higher risk of loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of a business or the underlying property. As of December 31, 2005, our non-performing loans increased to $2.9 million compared to $227,000 at December 31, 2004. This increase was due to one construction loan which has not performed in accordance with its terms.

ABINGTON MUTUAL HOLDING COMPANY OWNS A MAJORITY OF OUR OUTSTANDING COMMON STOCK AND CAN CONTROL THE RESULT OF MOST MATTERS PUT TO A VOTE OF SHAREHOLDERS

Abington Mutual Holding Company owns 55% of our outstanding shares of common stock, and, through its board of directors, is able to exercise voting control over most matters put to a vote of our shareholders. The same directors and officers who manage Abington Community Bancorp and Abington Bank also manage Abington Mutual Holding Company. No assurances can be given that Abington Mutual Holding Company will not take action which the minority shareholders believe to be contrary to their interests. For example, Abington Mutual Holding Company could approve the implementation of stock benefit plans, prevent a sale or merger transaction or defeat a candidate for our board of directors or other proposals put forth by the minority shareholders. Moreover, Abington Mutual Holding Company's ownership of more than a majority of the outstanding shares of our common stock is likely to perpetuate existing management and directors.

OUR RESULTS OF OPERATIONS ARE SIGNIFICANTLY DEPENDENT ON ECONOMIC CONDITIONS AND RELATED UNCERTAINTIES

Banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed the first risk factor above. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in the Delaware Valley because we derive substantially all of our loans, deposits and other business from the greater Philadelphia region in eastern Pennsylvania and contiguous counties in New Jersey and Delaware. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.

OUR ALLOWANCE FOR LOSSES ON LOANS MAY NOT BE ADEQUATE TO COVER PROBABLE LOSSES

We have established an allowance for loan losses which we believe is adequate to offset probable losses on our existing loans. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses, which would adversely affect our results of operations. Our allowance for loan losses amounted to 50.3% of non-performing loans at December 31, 2005.

WE ARE SUBJECT TO EXTENSIVE REGULATION WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS

We are subject to extensive federal and state governmental supervision and regulation, which are intended primarily for the protection of depositors. In addition, we are subject to changes in federal and state laws, as well as changes in regulations, governmental policies and accounting principles. The effects of any such potential changes cannot be predicted but could adversely affect our business and operations in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently conduct business from our main office, seven full-service banking offices and four limited service offices. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at December 31, 2005.

                                                                                    Net Book
                                                                  Date of Lease        Value       Amount of
             Description/Address                  Leased/Owned      Expiration      of Property     Deposits
----------------------------------------------  ---------------- ---------------  ---------------  ----------
                                                                                          (In Thousands)
Main Office                                          Owned             N/A             $1,300        $141,645
180 Old York Road
Jenkintown, PA 19046

Loan Processing Office                               Owned             N/A                963             n/a
179 Washington Lane
Jenkintown, PA 19046

Glenside Branch                                   Bldg. Owned         12/31/19            456          80,525
273 Keswick Avenue                                Ground Lease
Glenside, PA 19038

Abington Branch                                      Leased            1/31/19            171          56,102
990 Old York Road
Abington, PA 19001

                                                                                    Net Book
                                                                  Date of Lease        Value       Amount of
             Description/Address                  Leased/Owned      Expiration      of Property     Deposits
----------------------------------------------  ---------------- ---------------  ---------------  ----------

Willow Grove Branch                                  Owned             N/A              1,422          70,321
275 Moreland Road
Willow Grove, PA 19090

Horsham Branch                                       Leased            5/31/08            226          36,036
Rt 611 & County Line Road
Horsham, PA 19044

Huntingdon Valley Branch                             Leased           12/31/13            133          25,760
667 Welsh Road
Huntingdon Valley, PA 19006

Fort Washington Branch                               Leased            8/15/08            140          25,039
101 Fort Washington Avenue
Fort Washington, PA 19034

Montgomeryville Branch                               Leased            3/31/11             57          23,798
521 Stump Road
North Wales, PA 19454

Rydal Park Limited Service Office                    Leased            5/21/08             --           8,917
1515 The Fairway
Rydal, PA 19046

Centennial Station Limited Service Office            Leased            7/31/08              5           3,068
12106-B Centennial Station
Warminster, PA 18974

Regency Towers Limited Service Office                Leased           10/31/08             40           4,357
1003 Easton Road
Willow Grove, PA 19090

Ann's Choice Limited Service Office                  Leased            7/31/08              2          25,561
10000 Ann's Choice Way
Warminster, PA 18974

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2005, we were not, and we presently are not, involved in any legal proceedings of a material nature. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Abington Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Abington Community Bancorp, Inc. common stock trades on the Nasdaq National Market under the trading symbol "ABBC." At the close of business on December 31, 2005, there were 1,600 shareholders of record.

        Company common shares were first sold in Abington Community Bancorp's initial public offering as a part of Abington Bank's mutual holding company reorganization on December 16, 2004 at the offering price of $10.00 per share. The Company's common stock began trading on Nasdaq on December 17, 2004.

        The following table sets forth the high and low closing stock prices of the Company's common stock as reported by the Nasdaq stock market during the periods presented.

                                            YEAR ENDED DECEMBER 31,
                                -------------------------------------------
                                        2005                  2004
                                --------------------- ---------------------

                                   High       Low        High       Low

           First Quarter         $ 13.75     $ 12.79       n/a        n/a
           Second Quarter        $ 13.15     $ 10.30       n/a        n/a
           Third Quarter         $ 13.09     $ 11.65       n/a        n/a
           Fourth Quarter        $ 13.65     $ 11.90   $ 13.70     $ 13.01

        The following table summarizes the cash dividends per share of common stock paid by the Company during the periods indicated.

                                   YEAR ENDED DECEMBER 31,
                                ---------------------------
                                    2005          2004
                                ------------- -------------

           First Quarter               n/a           n/a
           Second Quarter           $ 0.05           n/a
           Third Quarter            $ 0.05           n/a
           Fourth Quarter           $ 0.05           n/a


        The Company did not sell any of its equity securities during 2005 that were not registered under the Securities Act of 1933.

        For information regarding the Company's equity compensation plans see
        Item 12.

(b)     Not applicable.

(c)     PURCHASES OF EQUITY SECURITIES

        The Company did not make any repurchases of its common stock during the fourth quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial and other data of Abington Community Bancorp, Inc. set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.


                                                                      At December 31,
                                             ------------------------------------------------------------------
                                                 2005          2004          2003         2002         2001
                                             ------------  ------------  ------------  -----------  -----------
                                                                   (Dollars in Thousands)
SELECTED FINANCIAL AND OTHER DATA:
Total assets                                     $844,072      $717,978      $604,439     $535,797     $476,646
Cash and cash equivalents                          27,714        33,296        19,696       51,702       36,689
Investment securities and FHLB stock:
  Held-to-maturity                                 20,396        10,220            --           --           --
  Available-for-sale                               89,890        86,614        89,023       50,351       35,237
Mortgage-backed securities:
  Held-to-maturity                                 67,411        81,704        43,009       10,060           --
  Available-for-sale                               79,943        83,028        78,213       41,251       45,663
Loans receivable, net                             529,487       412,656       364,620      371,024      348,912
Deposits                                          501,183       405,290       362,666      344,336      309,059
FHLB advances                                     201,445       170,666       173,732      122,761      107,251
Other borrowings                                   16,114        12,866         8,681       11,937        9,749
Stockholders' equity                              117,231       123,055        53,234       50,591       45,388

Banking offices                                        12            12            12            9            9
                                                                  Year Ended December 31,
                                             ------------------------------------------------------------------
                                                 2005          2004          2003         2002         2001
                                             ------------  ------------  ------------  -----------  -----------
                                                       (Dollars in Thousands, except per share data)
SELECTED OPERATING DATA:
Total interest income                             $40,011       $30,849       $29,997      $31,797      $32,345
Total interest expense                             18,999        14,209        13,898       14,583       16,792
                                                  -------       -------       -------      -------      -------
Net interest income                                21,012        16,640        16,099       17,214       15,553
Provision for loan losses                              25            45           375          500          628
                                                  -------       -------       -------      -------      -------
  Net interest income after provision
      for loan losses                              20,987        16,595        15,724       16,714       14,925
Total non-interest income                           2,798         2,243         1,859          741        1,072
Total non-interest expense                         14,976        12,015        11,472       10,611        9,470
                                                  -------       -------       -------      -------      -------
Income before income taxes                          8,809         6,823         6,111        6,844        6,527
Income taxes                                        2,507         2,268         2,021        2,467        2,328
                                                  -------       -------       -------      -------      -------
Net income                                        $ 6,302       $ 4,555       $ 4,090      $ 4,377      $ 4,199
                                                  =======       =======       =======      =======      =======
Basic earnings per share                          $  0.41       n/a (1)           n/a          n/a          n/a
Diluted earnings per share                        $  0.41       n/a (1)           n/a          n/a          n/a

                                                                       At or For the
                                                                  Year Ended December 31,
                                             ------------------------------------------------------------------
                                                 2005          2004          2003         2002         2001
                                             ------------  ------------  ------------  -----------  -----------
SELECTED OPERATING RATIOS(2):
Average yield on interest-earning assets            5.30%         4.95%         5.36%        6.47%        7.25%
Average rate on interest-bearing
liabilities                                         3.03          2.65          2.86         3.44         4.37
Average interest rate spread(3)                     2.27          2.30          2.50         3.03         2.88
Net interest margin(3)                              2.78          2.67          2.88         3.50         3.49
Average interest-earning assets to average
  interest-bearing liabilities                    120.28        116.08        115.11       116.12       116.07
Net interest income after provision
  for loan losses to non-interest expense         140.14        138.12        137.06       157.52       157.60
Total non-interest expense to average
  assets                                            1.88          1.85          1.97         2.09         2.06
Efficiency ratio(4)                                62.90         63.63         63.88        59.10        56.96
Return on average assets                            0.79          0.70          0.70         0.86         0.91
Return on average equity                            5.27          7.52          7.85         9.11         9.71
Average equity to average assets                   15.02          9.30          8.94         9.46         9.42


                                                                       At or For the
                                                                  Year Ended December 31,
                                             ------------------------------------------------------------------
                                                 2005          2004          2003         2002         2001
                                             ------------  ------------  ------------  -----------  -----------
ASSET QUALITY RATIOS(5):
Non-performing loans as a percent of
  total loans receivable(6)                         0.54%         0.05%         0.12%        0.31%        0.40%
Non-performing assets as a percent of
  total assets(6)                                   0.34          0.03          0.08         0.23         0.30
Allowance for loan losses as a percent of
  non-performing loans                             50.29        622.03        315.15       145.04       111.50
Net (recoveries)/charge-offs to average
  loans receivable                                  0.02          0.02          0.21         0.08         0.12

CAPITAL RATIOS(7):
Tier 1 leverage ratio                              10.46%        12.73%         8.81%        9.33%        9.50%
Tier 1 risk-based capital ratio                    16.93         21.24         15.12        14.64        15.33
Total risk-based capital ratio                     17.21         21.57         15.53        15.18        15.88

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

We had net income of $6.3 million for the year ended December 31, 2005, our first full year as a public company, representing an increase of $1.7 million or 38.4% over net income of $4.6 million for the year ended December 31, 2004. Earnings per share was $0.41 for the year ended December 31, 2005. Our net interest income improved by $4.4 million or 26.3% to $21.0 million for 2005 from $16.6 million for 2004. The improvement was primarily a result of an increase in the average balances of our interest earning assets, most notably loans, combined with increases in the average yields on those assets. These increases were partially offset by increases in the average balances of our interest bearing liabilities and the rates paid on those liabilities. The Company's total assets increased $126.1 million or 17.6% to $844.1 million at December 31, 2005 compared to $718.0 million at December 31, 2004. The primary reason for the increase in total assets in 2005 was a $116.8 million or 28.3% increase in net loans receivable to $529.5 million. Our total deposits increased $95.9 million or 23.7% to $501.2 million at December 31, 2005 from $405.3 million at December 31, 2004, primarily as a result of a $103.4 million increase in certificate accounts. The shift towards higher-rate certificates of deposits was a result of the increased rates available on those products relative to other deposit products in the current interest rate environment. The Company continues to remain focused on maintaining and growing its base of core deposits over the long term. The upcoming opening of three new branches is expected to contribute towards this goal.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES--In reviewing and understanding financial information for Abington Community Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements included in Item 8 of this Form 10-K. The accounting and financial reporting policies of Abington Community Bancorp, Inc. conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis including those related to the allowance for loan losses and deferred income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ALLOWANCE FOR LOAN LOSSES--The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs (net of recoveries). The allowance is maintained at a level that management considers adequate to provide for losses based upon evaluation of the known and inherent risks in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, the volume and composition of lending conducted by the Company, adverse situations that may affect a borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio. This evaluation is inherently subjective as it requires material estimates including, among others, the amount and timing of expected future cash flows on impacted loans, exposure at default, value of collateral, and estimated losses on our commercial and residential loan portfolios. All of these estimates may be susceptible to significant change.

The allowance consists of specific allowances for impaired loans, a general allowance on all classified loans which are not impaired and a general allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral if the loan is collateral dependent is lower than the carrying value of the loan. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

We establish a general valuation allowance on classified loans which are not impaired. We segregate these loans by category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio. The categories used by the Company include "Doubtful," "Substandard" and "Special Mention." Classification of a loan within such categories is based on identified weaknesses that increase the credit risk of the loan.

We establish a general allowance on non-classified loans to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends, and management's evaluation of the collectibility of the loan portfolio.

The allowance is adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The applied loss factors are reevaluated each reporting period to ensure their relevance in the current economic environment.

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

RECENT ACCOUNTING PRONOUNCEMENTS--In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS- A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3. SFAS No. 154 replaces APB Opinion No. 20, ACCOUNTING CHANGES, and FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the accounting and reporting requirements for a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods' financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so. The Company adopted this guidance on January 1, 2006. The adoption did not have a material effect on the Company's financial position or results of operations.

On November 3, 2005, the FASB issued FASB Staff Position ("FSP'") Nos. FAS 115-1 and FAS 124-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS, and supersedes EITF Topic No. D-44, RECOGNITION OF OTHER-THAN-TEMPORARY IMPAIRMENT UPON THE PLANNED SALE OF A SECURITY WHOSE COST EXCEEDS FAIR VALUE. The guidance in this FSP amends FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The FSP is effective for reporting periods beginning after December 15, 2005. The Company adopted this guidance on January 1, 2006. The adoption did not have a material effect on the Company's financial position or results of operations.

On December 19, 2005, the FASB issued FSP 94-6-1, TERMS OF LOAN PRODUCTS THAT MAY GIVE RISE TO A CONCENTRATION OF CREDIT RISK. FSP 94-6-1 addresses whether, under existing guidance, nontraditional loan products represent a concentration of credit risk and what disclosures are required for entities that originate, hold, guarantee, service, or invest in loan products whose terms may give rise to a concentration of credit risk. Nontraditional loan products expose the originator, holder, investor, guarantor, or servicer to higher credit risk than traditional loan products. Typical features of nontraditional loan products may include high loan-to-value ratios and interest or principal repayments that are less than the repayments for fully amortizing loans of an equivalent term. FSP 94-6-1 was effective upon its issuance and it did not have a material impact on the Company's financial position or disclosures.

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS. This statement amends FASB Statements No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, APPLICATION OF STATEMENT 133 TO BENEFICIAL INTEREST IN SECURITIZED FINANCIAL ASSETS. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is continuing to evaluate the impact of this pronouncement and does not expect that the guidance will have a material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSET- AN AMENDMENT OF FASB STATEMENT NO. 140. This statement amends SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. This Company plans to adopt this statement effective January 1, 2007. The Company is continuing to evaluate the impact of this pronouncement and does not expect that the guidance will have a material effect on the Company's financial position or results of operations.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2005 AND DECEMBER 31, 2004

The Company's total assets increased $126.1 million or 17.6% to $844.1 million at December 31, 2005 compared to $718.0 million at December 31, 2004. The primary reason for the increase in total assets in 2005 was a $116.8 million or 28.3% increase in net loans receivable to $529.5 million. All categories of loans increased, with the largest growth occurring in one- to four-family residential loans and construction loans. Growing the Company's loan portfolio through new loan originations, loan purchases and loan participations has been a key element of the Company's long-term plan to leverage its capital. Our investment securities, both held-to-maturity and available-for-sale, increased by an aggregate of $12.8 million or 14.9% to an aggregate of $99.2 million at December 31, 2005 compared to an aggregate of $86.4 million at December 31, 2004. This increase was primarily the result of the purchase of approximately $10.2 million of municipal bonds. The tax-exempt income generated by these bonds has contributed to the reduction of the Company's effective tax rate. Our mortgage-backed securities, both held-to-maturity and available-for-sale, decreased by an aggregate of $17.4 million or 10.5% to an aggregate of $147.4 million at December 31, 2005 compared to an aggregate of $164.7 million at December 31, 2004. During 2005, purchases of approximately $29.3 million of both available-for-sale and held-to-maturity mortgage-backed securities were offset by approximately $44.5 million in repayments of such securities. The excess repayments were primarily invested in new loan originations. Our cash and cash equivalents decreased $5.6 million or 16.8% to $27.7 million at December 31, 2005 compared to $33.3 million at December 31, 2004. This decrease was also due primarily to investments in new loan originations. Additionally, the Company purchased $15.0 million of bank owned life insurance ("BOLI") during the first quarter of 2005, which is reflected in the Company's balance sheet at its cash surrender value. The BOLI is intended to fund various benefit programs of the Company.

Our total deposits increased $95.9 million or 23.7% to $501.2 million at December 31, 2005 from $405.3 million at December 31, 2004 as a result of a $103.4 million increase in certificate accounts and a $1.8 million increase in checking accounts that were partially offset by a decrease in savings and money market accounts. The shift towards higher-rate certificates of deposits was a result of the increased rates available on those products relative to other deposit products in the current interest rate environment. The Company continues to remain focused on maintaining and growing its base of core deposits over the long term. The upcoming opening of three new branches is expected to contribute towards this goal. Our advances from the Federal Home Loan Bank ("FHLB") increased $30.8 million or 18.0% during 2005 to $201.4 million at December 31, 2005 compared to $170.7 million at December 31, 2004. We utilize advances from the FHLB as an alternative to retail deposits in order to fund operations and additional asset growth. The $3.2 million increase in other borrowed money to $16.1 million at December 31, 2005 compared to $12.9 million at December 31, 2004 reflects an increase in the amount of securities repurchase agreements entered into with certain commercial checking account customers.

Our stockholders' equity decreased $5.8 million to $117.2 million at December 31, 2005 compared to $123.1 million at December 31, 2004. The decrease was primarily due to the purchase of approximately 419,000 shares of the Company's common stock for an aggregate of $5.3 million by the Company's employee stock ownership plan ("ESOP") and the purchase of approximately 286,000 shares of the Company's common stock for an aggregate of $3.7 million by the Company's 2005 Recognition and Retention Plan ("RRP"). The payment of the Company's quarterly cash dividends of $0.05 per share in June, September and December reduced retained earnings by an aggregate of $2.3 million. Additionally, our accumulated other comprehensive loss increased $1.8 million. These decreases to stockholders' equity were partially offset by our net income for 2005, resulting in a net increase in retained earnings of $4.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2005, our cash and cash equivalents amounted to $27.7 million. In addition, at such date we had $24.1 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $158.8 million at December 31, 2005.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2005, we had certificates of deposit maturing within the next 12 months amounting to $161.2 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For years ended December 31, 2005 and 2004, the average balance of our outstanding FHLB advances was $192.2 million and $169.7 million, respectively. At December 31, 2005, we had $201.4 million in outstanding FHLB advances and we had $314.5 million in additional FHLB advances available to us.

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

Our stockholders' equity amounted to $117.2 million at December 31, 2005, a decrease of $5.8 million from stockholders' equity of $123.1 million at December 31, 2004. Our stockholders' equity includes $69.3 million in net proceeds from the Company's initial public offering completed on December 16, 2004. A substantial amount of the net proceeds that had been initially invested conservatively in instruments that yield a market rate have been redeployed into loans. As part of our long-term strategic plan to leverage our capital through retail deposit and loan growth, we anticipate opening three additional branches within the next twelve months. Stockholders' equity was impacted during 2005 by the purchase of shares of our common stock by our ESOP and RRP. As noted above, our ESOP purchased approximately 419,000 shares of the Company's common stock in the open market for an aggregate of $5.3 million and our RRP purchased approximately 286,000 shares of the Company's common stock for an aggregate of $3.7 million during 2005. Additionally, during 2005 the Company began its policy of paying quarterly cash dividends. We paid quarterly cash dividends of $0.05 per share in June, September and December 2005 and such dividend payments in 2005 amounted to approximately $2.3 million in the aggregate. We recently commenced our first stock repurchase program. Through this program, which was announced on January 31, 2006, the Company will repurchase up to 10% of its outstanding shares held by persons other than Abington Mutual Holding Company, or 714,150 shares. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending upon market conditions and other factors over a one-year period. We believe that the stock repurchase program will benefit our shareholders by improving the Company's return on equity and earnings per share and, at the same time, aid us in managing our strong capital position. The stock repurchase program reflects our commitment to manage our capital in a manner which should enhance shareholder value while permitting us to prudently grow and diversify our business.

The following table summarizes the Company's and the Bank's capital ratios as of the dates indicated and compares them to current regulatory requirements.


                                               Actual Ratios At
                                               ----------------
                                                 December 31,
                                                 ------------         Regulatory    To Be Well
                                               2005         2004        Minimum     Capitalized
                                            -----------  -----------  -----------  -------------
     CAPITAL RATIOS:
     Tier 1 leverage ratio
        The Company                            14.28%       17.67%        4.00%          N/A
        The Bank                               10.46        12.73         4.00          5.00%
     Tier 1 risk-based capital ratio
        The Company                            16.94        29.62         4.00           N/A
        The Bank                               16.93        21.24         4.00          6.00
     Total risk-based capital ratio
        The Company                            23.47        29.96         8.00           N/A
        The Bank                               17.21        21.57         8.00         10.00

DERIVATIVE FINANCIAL INSTRUMENTS

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. On occasion during the three years ended December 31, 2005, we have used interest rate caps and swap agreements to manage our exposure to fluctuations in interest rates on a portion of our fixed-rate loans and variable rate deposits. We used interest rate swap agreements to hedge interest rate risk resulting from our portfolio of interest-earning loans and interest-bearing deposit liabilities. We do not hold any derivative financial instruments for trading purposes.

At December 31, 2005, the Company was not party to any cap or swap agreements as our final swap agreements expired in December 2005. At December 31, 2004 the Company was party to two swap agreements with terms expiring in June 2005, and December 2005. Under the June 2005 agreement, the Company either received or paid, on a quarterly basis, the amount by which the ten-year Constant Maturity Treasury ("CMT") exceeded or fell below 5.57% on the notional amount of $15 million. This agreement effectively changed a portion of the Company's fixed rate mortgage portfolio to a variable rate of interest. Under the December 2005, agreement, the Company either received or paid on a quarterly basis, the amount by which the three month LIBOR exceeded or fell below 2.59% on the notional amount of $15 million. This agreement effectively changed the Company's variable rate money market accounts to a fixed rate of interest.

The swaps did not qualify as hedges under SFAS No. 133. As such, the fair value of the interest rate swaps were reflected as a liability in the accompanying consolidated statements of financial condition with the offset recorded in loss on derivative instruments, net in the consolidated statements of income. The fair value of the swap agreements was negative $85,000 at December 31, 2004.

Amounts paid or received under the cap or swap agreement are recognized in gain
(loss) on derivative instruments, net in the Company's consolidated statements of income during the period in which they accrue. During the year ended December 31, 2005, the Company received $13,000 from the contra parties under the agreements. During the years ended December 31, 2004, and 2003, the Company paid $641,000 and $770,000, respectively, to the contra parties under the agreements. In addition, the unrealized gains on derivatives recognized in gain (loss) on derivative instruments, net in the Company's consolidated statements of income were $85,000, $501,000 and $363,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

SHARE-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004), SHARE-BASED PAYMENT, which revises SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R were adopted by the Company as of July 1, 2005.

In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

At December 31, 2005, the Company has two stock-based compensation plans, the 2005 Recognition and Retention Plan and the 2005 Stock Option Plan. Share awards were first issued under these plans in July 2005. See Note 14 in the Notes to the Consolidated Financial Statements in Item 8 herein for a further description of these plans.

During the year ended December 31, 2005, we recognized $333,000 in compensation expense related to the amortization of RRP shares, compared to no such expense in 2004. As of December 31, 2005, approximately $3.1 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At December 31, 2005, the weighted average remaining lives of the RRP awards is approximately 4.5 years.

During the year ended December 31, 2005, approximately $181,000 was recognized in compensation expense for the Option Plan. At December 31, 2005, approximately $1.7 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.5 years.

The Company also has an employee stock ownership plan ("ESOP"). See Note 14 in the Notes to the Consolidated Financial Statements in Item 8 herein for a further description of this plan. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position ("SOP") 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned. We recognized $475,000 in compensation expense due to the ESOP in the year ended December 31, 2005 compared to no ESOP expense in 2004.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At December 31, 2005 and 2004, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2005 and 2004, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated amounted to approximately $125.2 million and $92.4 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At December 31, 2005 and December 31, 2004, the Bank had letters of credit outstanding of approximately $14.1 million and $11.3 million, respectively, of which $12.5 million and $10.5 million, respectively, were standby letters of credit. At December 31, 2005 and 2004, the uncollateralized portion of the letters of credit extended by the Bank was approximately $169,000 and $215,000, respectively, of which $97,000 and $99,000, respectively, was for standby letters of credit.

The Bank is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Bank's contingent liabilities are exposures to limited recourse arrangements with respect to the Bank's sales of whole loans and participation interests. At December 31, 2005, the exposure, which represent a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at December 31, 2005.

                                                                Amount of Commitment Expiration - Per Period
                                                         ----------------------------------------------------------
                                         Total Amount         To             1-3           4-5           After 5
                                          Committed         1 Year          Years         Years           Years
                                       ----------------  -------------  -------------  -------------  -------------
                                                                       (In Thousands)
Letters of credit                           $ 14,101         $ 13,448       $    648       $     --       $      5
Recourse obligations on loans sold               185               --             --             --            185
Commitments to originate loans                 3,597            3,597             --             --             --
Unused portion of home equity
   lines of credit                            22,252               --             --             --         22,252
Unused portion of commercial
   lines of credit                            41,701           41,701             --             --             --
Undisbursed portion of
   construction loans in process              57,690           18,655         39,035             --             --
                                            --------         --------       --------       --------       --------
      Total commitments                     $139,526         $ 77,401       $ 39,683       $     --       $ 22,442
                                            ========         ========       ========       ========       ========

The following tables summarize our contractual cash obligations at December 31, 2005.

                                                                      Payments Due By Period
                                                         ----------------------------------------------
                                                             To          1-3        4-5        After 5
                                              Total        1 Year       Years      Years        Years
                                          -------------  ----------  ----------  ----------  ----------
                                                                   (In Thousands)
Certificates of deposit                      $286,121     $161,157    $ 97,188    $ 14,272    $ 13,504
                                             --------     --------    --------    --------    --------
FHLB advances                                 201,445       11,616      78,809      58,065      52,955
Repurchase agreements                          16,114       16,114          --          --          --
                                             --------     --------    --------    --------    --------
   Total debt                                 217,559       27,730      78,809      58,065      52,955
                                             --------     --------    --------    --------    --------
Operating lease obligations                     4,832          564       1,113         862       2,293
                                             --------     --------    --------    --------    --------
   Total contractual obligations             $508,512     $189,451    $177,110    $ 73,199    $ 68,752
                                             ========     ========    ========    ========    ========

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

GENERAL. We had net income of $6.3 million for the year ended December 31, 2005, representing an increase of $1.7 million or 38.4% over net income of $4.6 million for the year ended December 31, 2004. Earnings per share was $0.41 for the year ended December 31, 2005. Our net interest income improved by $4.4 million or 26.3% to $21.0 million for 2005 from $16.6 million for 2004. The improvement was primarily a result of an increase in the average balances of our interest earning assets, most notably loans, combined with increases in the average yields on those assets. These increases were partially offset by increases in the average balances of our interest bearing liabilities and the rates paid on those liabilities. Overall, our net interest margin improved 11 basis points to 2.78% for 2005 from 2.67% for 2004, although our average interest rate spread decreased slightly to 2.27% for 2005 from 2.30% for 2004. Our non-interest income improved $555,000 or 24.7% to $2.8 million for 2005 from $2.2 million for 2004. The increase was due primarily to an improvement in our gain (loss) on derivative instruments, net and income on bank owned life insurance, which was purchased in 2005. Our non-interest expense also increased, growing $3.0 million or 24.6% to $15.0 million for 2005 from $12.0 million for 2004. The increase was due primarily to increases salaries and employee benefits expense, occupancy expense, professional services expense and advertising and promotions expense.

INTEREST INCOME. Interest income was $40.0 million for the year ended December 31, 2005, an increase of $9.2 or 29.7% from $30.8 million of interest income for the year ended December 31, 2004. This increase in interest income was primarily a result of growth in the average balance of interest-earning assets, as well as increases in the average yields on those assets. The average balance of our interest-earning assets improved $99.0 million or 15.1% to $754.7 million for 2005 compared to $622.7 million for 2004. The average yield on our interest-earnings assets improved 35 basis points to 5.30% for 2005 compared to 4.95% for 2004. The most substantial growth was seen in our loan portfolio. The average balance of our loan portfolio increased $84.1 million or 21.8% to $469.1 million for 2005 from $385.0 million for 2004. Additionally, the average yield on our loan portfolio improved 31 basis points to 6.24% for 2005 compared to 5.93% for 2004. The average balance of our mortgage-backed securities in 2005 increased by $29.4 million over the 2004 average and the average balance of our investment securities increased by $12.5 million over the same periods. The average yields on such securities improved 17 and 49 basis points, respectively, from the prior year to 4.13% and 3.36%, respectively, for 2005. The asset growth has been a result of the Company's strategic plan to leverage the capital raised in its initial public offering, in part, through loan growth. A substantial amount of the net proceeds that had been initially invested conservatively in instruments that yielded a market rate have been redeployed into loans.

INTEREST EXPENSE. Interest expense increased $4.8 million or 33.7% to $19.0 million for the year ended December 31, 2005 compared to $14.2 million for the year ended December 31, 2004. The increase in interest expense for 2005 was the result of increases in the average balances of, and average rates paid on, all categories of interest-bearing liabilities. The average balance of our interest-bearing liabilities increased $91.0 million or 17.0% to $627.5 million for 2005 compared to $536.4 million for 2004. The average rate on our interest-bearing liabilities increased 38 basis points to 3.03% for 2005 compared to 2.65% for 2004. For 2005 compared to 2004, our average deposit balance grew by $66.0 million or 18.9%, due primarily to growth in higher-rate certificates of deposit. The average balance of our certificates of deposit increased $61.5 million or 35.0% to $237.0 million for 2005 compared to $175.5 million for 2004. The growth in certificates of deposit was a result of higher market rates of interest on certificates of deposit relative to other deposit products in the current interest rate environment. Over the long term, the Company continues to remain focused on maintaining and growing its base of core deposits. There is, however, significant competition for core deposits, and no assurance can be given that we will succeed in increasing the proportion of core deposits that we hold. The average balance of FHLB advances also increased for 2005 when compared to 2004. The average balance of our FHLB advances increased $22.5 million or 13.3% to $192.2 million for 2005 compared to $170.0 million for 2004. The average rate on our FHLB advances was relatively consistent, increasing only 7 basis points to 4.51% for 2005 compared to 4.44% for 2004.

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

                                                                        Years Ended December 31,
                                            ----------------------------------------------------------------------------------
                                                              2005                                      2004
                                            ----------------------------------------  ----------------------------------------
                                               Average                    Average        Average                    Average
                                               Balance      Interest     Yield/Rate      Balance      Interest     Yield/Rate
                                            ------------- ------------  ------------  ------------- ------------  ------------
                                                                          (Dollars in Thousands)
Interest-earning assets:
     Investment securities(1)                  $ 96,786      $ 3,250          3.36%       $ 84,320     $ 2,423          2.87%
     Mortgage-backed securities                 166,309        6,869          4.13         136,864       5,421          3.96
     Loans receivable(2)                        469,076       29,283          6.24         384,990      22,821          5.93
     Other interest-earning assets               22,551          609          2.70          16,554         184          1.11
                                               --------      -------                      --------     -------
       Total interest-earning assets            754,722       40,011          5.30%        622,728      30,849          4.95%
                                                             -------         -----                     -------         -----
     Cash and non-interest bearing
       balances                                  20,413                                     17,241
     Other non-interest-earning assets           21,556                                     11,157
                                               --------                                   --------
       Total assets                            $796,691                                   $651,126
                                               ========                                   ========
Interest-bearing liabilities:
  Deposits:
     Savings and money market accounts         $125,834        1,412          1.12%       $120,748       1,065          0.88%
     Checking accounts                           52,282           66          0.13          52,804          44          0.08
     Certificate accounts                       236,962        8,391          3.54         175,492       5,452          3.11
                                               --------      -------                      --------     -------
       Total deposits                           415,078        9,869          2.38         349,044       6,561          1.88
  FHLB advances                                 192,189        8,668          4.51         169,699       7,532          4.44
  Other borrowings                               20,198          462          2.29          17,703         116          0.66
                                               --------      -------                      --------     -------
     Total interest-bearing liabilities         627,465      $18,999          3.03%        536,446     $14,209          2.65%
                                                             -------         -----                     -------         -----
Non-interest-bearing liabilities:
     Non-interest-bearing demand
       accounts                                  39,900                                     45,861
     Real estate tax escrow accounts              2,263                                      2,204
     Other liabilities                            7,406                                      6,028
                                               --------                                   --------
       Total liabilities                        677,034                                    590,539
     Stockholders' equity                       119,657                                     60,587
                                               --------                                   --------
       Total liabilities and
         stockholders' equity                  $796,691                                   $651,126
                                               ========                                   ========
     Net interest-earning assets               $127,257                                   $ 86,282
                                               ========                                   ========
     Net interest income; average
       Interest rate spread                                  $21,012          2.27%                    $16,640          2.30%
                                                             =======         =====                     =======         =====
     Net interest margin(3)                                                   2.78%                                     2.67%
                                                                             =====                                     =====

------------------------
(1) Investment securities for the 2005 period include 47 non-taxable municipal bonds with an aggregate average balance of $16.3 million and an average yield of 4.2%. Investment securities for the 2004 period include 26 non-taxable municipal bonds with an aggregate average balance of $3.4 million and an average yield of 4.3%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.
(2) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses. The impact of loan fee income is immaterial effect on this analysis.
(3)     Equals net interest income divided by average interest-earning assets.

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

                                                2005 vs. 2004
                                  ----------------------------------------
                                    Increase (Decrease) Due to
                                  ------------------------------
                                                                   Total
                                                        Rate/     Increase
                                     Rate     Volume    Volume   (Decrease)
                                  ---------  --------- --------- ---------
                                            (Dollars in Thousands)
     Interest income:
       Investment securities(1)    $   409    $   358   $    60   $   827
       Mortgage-backed
        securities                     232      1,166        50     1,148
       Loans receivable, net         1,213      4,984       265     6,462
       Other interest-
        earning assets                 263         67        95       425
                                   -------    -------   -------   -------
        Total interest-
          earning assets             2,117      6,575       470     9,162
                                   -------    -------   -------   -------
     Interest expense:
       Savings accounts                290         45        12       347
       Checking accounts                22         --        --        22

       Certificate accounts            762      1,910       267     2,939
                                   -------    -------   -------   -------
        Total deposits               1,074      1,955       279     3,308
       FHLB advances                   122        998        16     1,136

       Other borrowings                289         16        41       346
                                   -------    -------   -------   -------
        Total interest-
          bearing liabilities        1,485      2,969       336     4,790
                                   -------    -------   -------   -------
     Increase in net interest
       income                      $   632    $ 3,606   $   134   $ 4,372
                                   =======    =======   =======   =======

---------------
(1) Investment securities for the 2005 period include 47 non-taxable municipal bonds with an aggregate average balance of $16.3 million and an average yield of 4.2%. Investment securities for the 2004 period include 26 non-taxable municipal bonds with an aggregate average balance of $3.4 million and an average yield of 4.3%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.

PROVISION FOR LOAN LOSSES. We made a $25,000 provision to the allowance for loan losses for the year ended December 31, 2005 compared to a provision of $45,000 for the year ended December 31, 2004. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. The provision taken during 2005 was primarily the result of growth in the loan portfolio while the overall credit quality of the loan portfolio remained strong. At December 31, 2005, non-performing loans amounted to 0.54% of loans receivable and our allowance for loan losses amounted to 50.3% of non-performing loans. The balance of non-performing loans at December 31, 2005 consisted primarily of one loan, with a carrying value of $2.9 million, placed on non-accrual status in the fourth quarter. An allowance was reserved on this loan at December 31, 2005. During the first quarter of 2006, we agreed to allow the sale of a portion of the underlying collateral of the loan, with the proceeds paid to the Bank. Approximately $1.7 million in net proceeds was received, reducing the outstanding balance of the loan to $1.2 million. Based on the specific circumstances of this loan, including the estimated value of the remaining collateral, we do not expect to incur any significant loss.

NON-INTEREST INCOME. Our total non-interest income amounted to $2.8 million for the year ended December 31, 2005 compared to $2.2 million for year ended December 31, 2004. The increase was due primarily to $499,000 of income from BOLI purchased in March 2005 and a $98,000 gain on derivative instruments in 2005 compared to a loss of $141,000 in 2004. Our BOLI is expected to continue to generate positive income going forward and is intended to fund various benefit programs of the Company. The Company does not expect to generate any income from derivatives in 2006, as the Company is no longer party to any derivative agreements. Income from BOLI and the gain on derivative instruments in the year ended December 31, 2005, was partially offset by a $73,000 impairment charge on investment securities recognized in 2005 with no comparable charge in 2004, a $67,000 decrease in service charges and a $31,000 decrease in other non-interest income. The impairment charge taken during 2005 was the result of management's periodic evaluations of its investment portfolio and the determination that the fair value of certain securities would not recover to their cost. Although market values of the Company's investments fluctuate as market conditions change, management believes that the overall credit quality of its investment portfolio is strong. The decrease in service charges in 2005 when compared to 2004 was due primarily to a $61,000 decrease in fees generated by our overdraft protection program due to a decrease in the volume of customer overdrafts. The decrease in other non-interest income is due to decreases in various categories of income.

NON-INTEREST EXPENSE. Our total non-interest expense for the year ended December 31, 2005 amounted to $15.0 million, representing an increase of $3.0 million or 24.6% from the year ended December 31, 2004. The overall increase was due to increases in all categories of non-interest expense other than data processing expense, which decreased slightly. Salaries and employee benefits expense increased $1.6 million or 24.7% for 2005 compared to 2004. This increase was primarily due to additional expenses of $838,000 in the aggregate relating to the Company's ESOP, SOP and RRP, all of which began in 2005. The aggregate expense for these plans is expected to increase in 2006 to approximately $1.3 million in the aggregate. The remainder of the increase in salaries and employee benefits expense was due to growth in the total number of employees, normal merit increases in salaries, and higher benefit costs. We anticipate additional increases in salaries and employee benefits in 2006 due to additional staffing needs, further merit increases in salary, and continued rising benefit costs. Our occupancy expense increased approximately $480,000 or 41.2% in 2005 compared to 2004, due in part to the leases entered into for three new branches. We do not expect to experience a significant increase in occupancy expense in 2006. Professional services expense increased approximately $382,000 or 75.1% due primarily to increased audit and professional fees as the result of becoming a public reporting entity. Such professional fees are expected to continue to be a significant expense in 2006. Other non-interest expense increased approximately $374,000 or 25.8% due primarily to additional expense of $151,000 for SOP and RRP awards to directors combined with smaller increases in various other categories of other non-interest expense. The aggregate expense for these plans for directors is expected to increase in 2006 to approximately $300,000.

INCOME TAX EXPENSE. Income tax expense for the year ended December 31, 2005 amounted to $2.5 million compared to $2.3 million for the year ended December 31, 2004. The fluctuations in income tax expense from year to year is the result of an increase in our pre-tax income partially offset by an improvement in our effective tax rate. Our effective tax rate decreased to 28.5% for 2005 from 33.2% for 2004. The improved tax rate was primarily a result of increased investment in tax-exempt municipal securities and BOLI income, which is also tax exempt.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

GENERAL. We had net income of $4.6 million for the year ended December 31, 2004, representing an increase of $465,000 or 11.4% over net income of $4.1 million for the year ended December 31, 2003. Our net interest income improved by $541,000 or 3.4% to $16.6 million for the year ended December 31, 2004 from $16.1 million for the year ended December 31, 2003. Our results in the 2004 period reflect, in part, increases in the amount of interest-earning assets, which have offset, in whole or in part, the narrowing or compression of our net interest margins in 2004 compared to 2003. Our net interest margin decreased by 21 basis points to 2.67% for the year ended December 31, 2004 compared to 2.88% for the year ended December 31, 2003 while our net interest spread decreased to 2.30% for the year ended December 31, 2004 compared to 2.50% for the year ended December 31, 2003. In addition, non-interest income improved $383,000 or 20.6% to $2.2 million for the year ended December 31, 2004 compared to $1.9 million for the year ended December 31, 2003. This improvement was due to an increase in service charge income and a decrease in the net loss on derivative instruments. Partially offsetting these increases in income was a $543,000 or 4.7% increase in non-interest expense to $12.0 million for the year ended December 31, 2004 compared to $11.5 million for the year ended December 31, 2003, primarily due to increases in salaries and employee benefits expense, the largest component of non-interest expense, professional services expense and data processing expense

INTEREST INCOME. Interest income was $30.8 million for the year ended December 31, 2004, an increase of $852,000 or 2.8% from $30.0 million of interest income for the year ended December 31, 2003. The increase in interest income was primarily due to increases in interest income on investments and mortgage-backed securities. Both the average yield and average balance of investment securities increased in 2004 compared to 2003. The average yield of investment securities increased to 2.87% for 2004 from 2.67% for 2003 while the average balance of investment securities increased to $84.3 million in 2004 from $78.4 million in 2003. A slight decrease in the average yield of mortgage-backed securities to 3.96% in 2004 from 4.09% in 2003 was more than offset by a $44.8 million or 48.6% increase in the average balance. A decrease in the average yield on loans receivable to 5.93% in 2004 compared to 6.59% in 2003 offset a $23.4 million increase in the average balance of such assets.

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

                                                                        Years Ended December 31,
                                            ----------------------------------------------------------------------------------
                                                              2004                                      2003
                                            ----------------------------------------  ----------------------------------------
                                               Average                    Average        Average                    Average
                                               Balance      Interest     Yield/Rate      Balance      Interest     Yield/Rate
                                            ------------- ------------  ------------  ------------- ------------  ------------
                                                                          (Dollars in Thousands)
Interest-earning assets:
     Investment securities(1)                  $ 84,320       $2,423          2.87%       $ 78,351     $ 2,090          2.67%
     Mortgage-backed securities                 136,864        5,421          3.96          92,108       3,770          4.09
     Loans receivable(2)                        384,990       22,821          5.93         361,548      23,828          6.59
     Other interest-earning assets               16,554          184          1.11          27,566         309          1.12
                                               --------      -------                      --------     -------
       Total interest-earning assets            622,728       30,849          4.95%        559,573      29,997          5.36%
                                                             -------         -----                     -------         -----
     Cash and non-interest bearing
       balances                                  17,241                                     12,069
     Other non-interest-earning assets           11,157                                     11,338
                                               --------                                   --------
       Total assets                            $651,126                                   $582,980
                                               ========                                   ========
Interest-bearing liabilities:
  Deposits:
     Savings and money market accounts         $120,748        1,065          0.88%       $107,291       1,068          1.00%
     Checking accounts                           52,804           44          0.08          46,433          51          0.11
     Certificate accounts                       175,492        5,452          3.11         169,058       5,703          3.37
                                               --------      -------                      --------     -------
       Total deposits                           349,044        6,561          1.88         322,782       6,822          2.11
  FHLB advances                                 169,699        7,532          4.44         148,090       7,008          4.73
  Other borrowings                               17,703          116          0.66          15,241          68          0.45
                                               --------      -------                      --------     -------
     Total interest-bearing liabilities         536,446      $14,209          2.65%        486,113     $13,898          2.86%
                                                             -------         -----                     -------         -----
Non-interest-bearing liabilities:
     Non-interest-bearing demand
       accounts                                  45,861                                     36,449
     Real estate tax escrow accounts              2,204                                      2,093
     Other liabilities                            6,028                                      6,194
                                               --------                                   --------
       Total liabilities                        590,539                                    530,849
     Stockholders' equity                        60,587                                     52,131
                                               --------                                   --------
       Total liabilities and
         stockholders' equity                  $651,126                                   $582,980
                                               ========                                   ========
     Net interest-earning assets               $ 86,282                                   $ 73,460
                                               ========                                   ========
     Net interest income; average
       Interest rate spread                                  $16,640          2.30%                    $16,099          2.50%
                                                             =======         =====                     =======         =====
     Net interest margin(3)                                                   2.67%                                     2.88%
                                                                             =====                                     =====

--------------------
(4) Investment securities for the 2004 period include 26 non-taxable municipal bonds with an aggregate average balance of $3.4 million and an average yield of 4.3%. Investment securities for the 2003 period include one non-taxable municipal bond in the amount of $180,000 and a yield of 3.9%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.
(5) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses. The impact of loan fee income is immaterial effect on this analysis.
(6)     Equals net interest income divided by average interest-earning assets.

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

                                                2004 vs. 2003
                                  ----------------------------------------
                                    Increase (Decrease) Due to
                                  ------------------------------
                                                                   Total
                                                        Rate/     Increase
                                     Rate     Volume    Volume   (Decrease)
                                  ---------  --------- --------- ---------
                                            (Dollars in Thousands)
     Interest income:
       Investment securities(1)    $   161    $   159   $    13   $  333
       Mortgage-backed
         securities                   (122)     1,832       (59)   1,651
       Loans receivable, net        (2,397)     1,545      (155)  (1,007)
       Other interest-
         earning assets                 (3)      (123)        1     (125)
                                   -------    -------   -------   -------
         Total interest-
           earning assets           (2,361)     3,413      (200)      852
                                   -------    -------   -------   -------
     Interest expense:
       Savings accounts               (122)       134       (15)       (3)
       Checking accounts               (12)         7        (2)       (7)
       Certificate accounts           (451)       217       (17)     (251)
                                   -------    -------   -------   -------
         Total deposits               (585)       358       (34)     (261)
       FHLB advances                  (435)     1,023       (64)      524
       Other borrowings                 32         11         5        48
                                   -------    -------   -------   -------
         Total interest-
           bearing liabilities        (988)     1,392       (93)      311
                                   -------    -------   -------   -------
     Increase (decrease) in
       net interest income        $(1,373)    $ 2,021   $  (107)  $   541
                                  =======     =======   =======   =======

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

NON-INTEREST EXPENSE. Our total non-interest expense for the year ended December 31, 2004 amounted to $12.0 million representing an increase of $543,000 from the year ended December 31, 2003. The increase for the year ended December 31, 2004 when compared to the prior year was due primarily to increases in salaries and employee benefits expense, the largest component of non-interest expense, and data processing expense. The $453,000 or 7.6% increase in salaries and employee benefits expense to $6.4 million in 2004 from $6.0 million in 2003 was due primarily to normal merit increases in salaries and an increase in staffing levels. Our professional services expense increased $186,000 or 57.5% due primarily to increased audit and professional fees as the result of becoming a public reporting entity. Our data processing expense increased $116,000 or 10.0% to $1.3 million in 2004 from $1.2 million in 2003 as a result of increased deposits and deposit activity. The increase in deposit activity result in an increase in our data processing expense as data processing expense is dependent in part on the number of deposit transactions that are processed. These increases were partially offset by decreases of $131,000 and $64,000 in ATM expense and advertising and promotions expense, respectively. The decrease in ATM expense was due to certain savings negotiated during a contract renewal in 2004. The decrease in advertising and promotions was due to higher expenditures in 2003 to promote the opening of new branches in that year.

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

        o we have attempted, where possible, to extend the maturities of our deposits and borrowings; and

        o we have invested in securities with relatively short anticipated lives, generally three to five years, and increased our holding of liquid assets.

GAP ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 4.09% at December 31, 2005, compared to a positive 0.57% at December 31, 2004. We have become more liability sensitive in 2005 mainly as a result of increases in our short-term repricing deposits, primarily short-term certificates of deposit. Partially for this reason, we continue to remain focused on maintaining and growing our base of core deposits, which are less interest-rate sensitive. Part of the reason that we determined several years ago to increase our originations of commercial real estate and multi-family residential real estate loans, construction loans, home equity lines and commercial business loans, all of which generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, was, in part, to increase the amount of our interest rate sensitive assets in the one- to three-year time horizon. By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding December 31, 2005, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2005, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 10% to 26%. The annual prepayment rate for mortgage-backed securities is assumed to range from 9% to 63%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," of 16%, 12.5% and 0%, respectively.


                                                     More than     More than      More than
                                        6 Months     6 Months        1 Year         3 Years      More than
                                        or Less      to 1 Year     to 3 Years     to 5 Years      5 Years     Total Amount
                                       ----------   -----------   ------------   ------------   -----------   ------------
                                                                    (Dollars in Thousands)
Interest-earning assets(1):
  Loans receivable(2)                  $  204,836   $    38,976   $    114,630   $     68,077   $   104,423   $    530,942
  Mortgage-backed securities               28,061        22,783         53,815         22,227        22,134        149,020
  Investment securities                    14,530        12,997         31,799          9,500        32,345        101,171
  Other interest-earning assets            19,315            --             --             --            --         19,315
                                       ----------   -----------   ------------   ------------   -----------   ------------
    Total interest-earning assets         266,742        74,756        200,244         99,804       158,902        800,448
                                       ==========   ===========   ============   ============   ===========   ============
Interest-bearing liabilities:
  Savings and money market accounts    $   17,365   $    17,365   $     43,561   $     20,042   $    17,576   $    115,909
  Checking accounts                            --            --             --             --        55,820         55,820
  Certificate accounts                    107,973        87,931         62,441         14,271        13,505        286,121
  FHLB advances                           118,062        11,172         42,498          6,793        22,920        201,445

  Other borrowed money                     16,114            --             --             --            --         16,114
                                       ----------   -----------   ------------   ------------   -----------   ------------
    Total interest-bearing
      liabilities                         259,514       116,468        148,500         41,106       109,821        675,409
                                       ==========   ===========   ============   ============   ===========   ============

Interest-earning assets less
  interest-bearing liabilities         $    7,228   $   (41,712)  $     51,744   $     58,698   $    49,081   $    125,039
                                       ==========   ===========   ============   ============   ===========   ============

Cumulative interest-rate
  sensitivity gap(3)                   $    7,228   $   (34,484)  $     17,260   $     75,958   $   125,039
                                       ==========   ===========   ============   ============   ===========

Cumulative interest-rate gap as a
  percentage of total assets at
  December 31, 2005                          0.86%        (4.09)%         2.04%          9.00%        14.81%
                                       ==========   ===========   ============   ============   ===========

Cumulative interest-earning assets
  as a percentage of cumulative
  interest-bearing liabilities at
  December 31, 2005                        102.79%        90.83%        103.29%        113.43%       118.51%
                                       ==========   ===========   ============   ============   ===========

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

NET PORTFOLIO VALUE AND NET INTEREST INCOME ANALYSIS. Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value ("NPV") and net interest income ("NII") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2005 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.


     Change in                                                                         NPV as % of Portfolio
   Interest Rates                       Net Portfolio Value                               Value of Assets
  In Basis Points     -------------------------------------------------------  -------------------------------------
    (Rate Shock)           Amount            $ Change           % Change           NPV Ratio            Change
--------------------  -----------------  -----------------  -----------------  -----------------  ------------------
                                                          (Dollars in Thousands)
      200bp                $110,389          $ (8,184)           (6.90)%             13.78%              (36)bp
      100                   114,755            (3,818)           (3.22)              14.01               (13)
     Static                 118,573                --               --               14.14                --
     (100)                  118,449              (124)           (0.10)              13.83               (31)
     (200)                  107,478           (10,971)           (9.26)              12.43              (170)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2005.

     Change in
   Interest Rates
  In Basis Points
    (Rate Shock)        Net Interest Income       $ Change         % Change
--------------------  -----------------------  ---------------  ---------------
                             (Dollars in Thousands)
      200bp                 $23,225               $  (336)           (1.43)%
      100                    23,692                   131             0.56
     Static                  23,561                    --               --
     (100)                   22,792                  (769)           (3.26)
     (200)                   21,388                (2,173)           (9.22)

The above table indicates that as of December 31, 2005, in the event of an immediate and sustained 200 basis point increase in interest rates, Abington Bank's net interest income for the 12 months ending December 31, 2006 would be expected to decrease by $336,000 or 1.43% to $23.2 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  Abington Community Bancorp, Inc. and subsidiaries:
Jenkintown, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Abington Community Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Abington Community Bancorp, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 22, 2006


ABINGTON COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------------------------------------------------

                                                                              December 31, 2005       December 31, 2004
                                                                            ---------------------   ---------------------
ASSETS

Cash and due from banks                                                     $          19,460,237   $          24,867,784
Interest-bearing bank balances                                                          8,254,004               8,428,048
                                                                            ---------------------   ---------------------
      Total cash and cash equivalents                                                  27,714,241              33,295,832
Investment securities held to maturity (estimated fair
  value--2005, $20,316,775; 2004, $10,336,485)                                         20,395,593              10,219,764
Investment securities available for sale (amortized cost--
  2005, $80,775,605; 2004, $77,348,884)                                                78,828,696              76,163,951
Mortgage-backed securities held to maturity (estimated fair
  value--2005, $65,505,255; 2004, $81,322,041)                                         67,410,735              81,703,737
Mortgage-backed securities available for sale (amortized cost--
  2005, $82,212,270; 2004, $83,300,963)                                                79,943,379              83,027,943
Loans receivable, net of allowance for loan losses
   (2005, $1,454,510; 2004, $1,412,697)                                               529,487,209             412,655,664
Accrued interest receivable                                                             3,475,350               2,710,162
Federal Home Loan Bank stock--at cost                                                  11,061,200              10,450,100
Cash surrender value - bank owned life insurance                                       15,498,958                       -
Property and equipment, net                                                             6,510,144               5,533,085
Deferred tax asset                                                                      2,648,200               1,313,068
Prepaid expenses and other assets                                                       1,098,106                 905,074
                                                                            ---------------------   ---------------------

TOTAL ASSETS                                                                $         844,071,811   $         717,978,380
                                                                            =====================   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest-bearing                                                     $          43,333,286   $          37,596,228
    Interest-bearing                                                                  457,849,738             367,693,829
                                                                            ---------------------   ---------------------
      Total deposits                                                                  501,183,024             405,290,057
  Advances from Federal Home Loan Bank                                                201,444,952             170,666,374
  Other borrowed money                                                                 16,113,949              12,865,521
  Accrued interest payable                                                              1,909,234                 910,040
  Advances from borrowers for taxes and insurance                                       2,384,314               2,047,151
  Accounts payable and accrued expenses                                                 3,805,571               3,144,536
                                                                            ---------------------   ---------------------

           Total liabilities                                                          726,841,044             594,923,679
                                                                            ---------------------   ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 10,000,000 shares authorized,
    none issued                                                                                 -                       -
  Common stock, $0.01 par value, 40,000,000 shares authorized,
    issued and outstanding: 15,870,000 in 2005 and 2004                                   158,700                 158,700
  Additional paid-in capital                                                           69,234,964              69,096,936
  Unallocated common stock held by:
    Employee Stock Ownership Plan (ESOP)                                               (6,880,236)             (2,046,137)
    Recognition & Retention Plan Trust (RRP)                                           (3,339,413)                      -
    Deferred compensation plans trust                                                  (1,050,000)             (1,074,200)
  Retained earnings                                                                    61,889,180              57,881,651
  Accumulated other comprehensive loss                                                 (2,782,428)               (962,249)
                                                                            ---------------------   ---------------------

           Total stockholders' equity                                                 117,230,767             123,054,701
                                                                            ---------------------   ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $         844,071,811   $         717,978,380
                                                                            =====================   =====================

See notes to consolidated financial statements.


ABINGTON COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------------------
                                                                                Year Ended December 31,
                                                              ----------------------------------------------------------
                                                                     2005                2004                2003
                                                              ------------------  ------------------  ------------------
INTEREST INCOME:
  Interest and fees on loans                                  $       29,282,683  $       22,820,635  $       23,827,902
  Interest and dividends on investment and
    mortgage-backed securities
      Taxable                                                         10,041,615           7,878,515           6,161,818
      Tax-exempt                                                         686,357             149,477               7,020
                                                              ------------------  ------------------  ------------------

           Total interest income                                      40,010,655          30,848,627          29,996,740

INTEREST EXPENSE:
  Interest on deposits                                                 9,868,820           6,561,036           6,822,294
  Interest on Federal Home Loan Bank advances                          8,668,118           7,531,886           7,008,352
  Interest on other borrowed money                                       461,892             115,618              67,494
                                                              ------------------  ------------------  ------------------

           Total interest expense                                     18,998,830          14,208,540          13,898,140
                                                              ------------------  ------------------  ------------------

NET INTEREST INCOME                                                   21,011,825          16,640,087          16,098,600

PROVISION FOR LOAN LOSSES                                                 25,000              45,000             375,000
                                                              ------------------  ------------------  ------------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                           20,986,825          16,595,087          15,723,600
                                                              ------------------  ------------------  ------------------

NON-INTEREST INCOME:
  Service charges                                                      1,779,684           1,846,622           1,528,524
  Rental income                                                           39,272              52,327              55,667
  Gain (loss) on derivative instruments, net                              98,286            (140,813)           (406,710)
  Income on bank owned life insurance                                    498,958                   -                   -
  Gain on sale of property                                                     -                   -             146,268
  Gain on sale of loans                                                        -                   -              44,036
  Impairment charge on investment securities                             (72,500)                  -                   -
  Other income                                                           454,147             484,682             492,048
                                                              ------------------  ------------------  ------------------

           Total non-interest income                                   2,797,847           2,242,818           1,859,833
                                                              ------------------  ------------------  ------------------

NON-INTEREST EXPENSES:
  Salaries and employee benefits                                       8,010,642           6,424,232           5,971,415
  Occupancy                                                            1,643,621           1,163,667           1,157,090
  Depreciation                                                           519,345             496,477             539,454
  Professional services                                                  890,550             508,640             322,875
  Data processing                                                      1,207,013           1,283,362           1,166,936
  ATM expense                                                            333,692             291,962             422,463
  Deposit insurance premium                                              123,775             113,318             107,565
  Advertising and promotions                                             425,259             285,532             349,448
  Other                                                                1,821,520           1,448,015           1,434,973
                                                              ------------------  ------------------  ------------------

           Total non-interest expenses                                14,975,417          12,015,205          11,472,219
                                                              ------------------  ------------------  ------------------

INCOME BEFORE INCOME TAXES                                             8,809,255           6,822,700           6,111,214
                                                              ------------------  ------------------  ------------------

PROVISION FOR INCOME TAXES                                             2,506,924           2,267,429           2,021,192
                                                              ------------------  ------------------  ------------------

NET INCOME                                                    $        6,302,331  $        4,555,271  $        4,090,022
                                                              ==================  ==================  ==================

BASIC EARNINGS PER COMMON SHARE                               $             0.41         n/a (1)              n/a
DILUTED EARNINGS PER COMMON SHARE                             $             0.41         n/a (1)              n/a

BASIC AVERAGE COMMON SHARES OUTSTANDING:                              15,290,391         n/a (1)              n/a
DILUTED AVERAGE COMMON SHARES OUTSTANDING:                            15,377,049         n/a (1)              n/a

---------------------------------------------------------------------------------------------------------------------------
(1)     Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the
        Company's initial public offering on December 16, 2004, earnings per share for the period from December 16, 2004 to December 31, 2004 is not considered meaningful and is not shown. See notes to consolidated financial statements.


ABINGTON COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
-----------------------------------------------------------------------------------------------------------------------------------

                                                              Common
                                                              Stock
                                                             Acquired                   Accumulated
                                             Additional        by                         Other           Total
                                  Common      Paid-in        Benefit       Retained    Comprehensive   Stockholders'  Comprehensive
                                  Stock       Capital         Plans        Earnings        Loss           Equity         Income
                                ----------  ------------  -------------  ------------  -------------   -------------  -------------
BALANCE--JANUARY 1, 2003        $        -  $          -  $           -  $ 49,336,358  $   1,255,023   $  50,591,381

Comprehensive income:
  Net income                             -             -              -     4,090,022              -       4,090,022  $   4,090,022
  Net unrealized holding loss
    on available for sale
    securities arising during
    the period, net of tax
    benefit of $745,494 (1)              -             -              -             -     (1,447,135)     (1,447,135)    (1,447,135)
                                ----------  ------------  -------------  ------------  -------------   -------------  -------------

Comprehensive income                                                                                                  $   2,642,887
                                                                                                                      =============

BALANCE--DECEMBER 31, 2003               -             -              -    53,426,380       (192,112)     53,234,268

Comprehensive income:
  Net income                             -             -              -     4,555,271              -       4,555,271  $   4,555,271
  Net unrealized holding loss
    on available for sale
    securities arising during
    the period, net of tax
    benefit of $396,923 (1)              -             -              -             -       (770,137)       (770,137)      (770,137)
                                                                                                                      -------------

Comprehensive income                                                                                                  $   3,785,134
                                                                                                                      =============
Capitalization of mutual
  holding company                        -             -              -      (100,000)             -        (100,000)
Issuance of common stock           158,700    69,096,936              -             -              -      69,255,636
Common stock acquired by ESOP            -             -     (2,046,137)            -              -      (2,046,137)
Common stock acquired by
  deferrd compensation plans
  trust                                  -             -     (1,074,200)            -              -      (1,074,200)
                                ----------  ------------  -------------  ------------  -------------   -------------

BALANCE--DECEMBER 31, 2004         158,700    69,096,936     (3,120,337)   57,881,651       (962,249)    123,054,701

Comprehensive income:
  Net income                             -             -              -     6,302,331              -       6,302,331  $   6,302,331
  Net unrealized holding loss
    on available for sale
    securities arising during
    the period, net of tax
    benefit of $937,668 (1)              -             -              -              -    (1,820,179)     (1,820,179)    (1,820,179)
                                                                                                                      -------------
  Comprehensive income
  Cash dividends paid                    -             -              -    (2,294,802)             -      (2,294,802) $   4,482,152
                                                                                                                      =============
  Stock options expense                  -       180,785              -             -              -         180,785
  Shares released from deferred
    compensation plans trust             -             -         24,200             -              -          24,200
  Amortization of RRP shares             -       (25,962)       359,155             -              -         333,193
  ESOP shares committed to be
    released                             -       (16,795)       491,447             -              -         474,652
  Common stock acquired by RRP           -             -     (3,698,568)            -              -      (3,698,568)
  Common stock acquired by ESOP          -             -     (5,325,546)            -              -      (5,325,546)
                                ----------  ------------  -------------  ------------  -------------   -------------

BALANCE--DECEMBER 31, 2005      $  158,700  $ 69,234,964  $ (11,269,649) $ 61,889,180  $  (2,782,428)  $ 117,230,767
                                ==========  ============  =============  ============  =============   =============



(1)  Disclosure of reclassication amount, net of tax, for:                            YEAR ENDED
                                                                                     DECEMBER 31,
                                                                    ----------------------------------------------
                                                                         2005            2004            2003
                                                                    --------------  --------------  --------------

Net unrealized depreciation arising during the year                 $   (1,868,029) $     (770,137) $   (1,447,135)
Plus: reclassification adjustment for net losses included in
  net income, net of tax benefit of $24,650 in 2005                         47,850               -               -
                                                                    --------------  --------------  --------------

Net unrealized loss on securities                                   $   (1,820,179) $     (770,137) $   (1,447,135)
                                                                    ==============  ==============  ==============

See notes to consolidated financial statements.


ABINGTON COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       Year Ended December 31,
                                                                      ----------------------------------------------------------
                                                                             2005                2004                2003
                                                                      ------------------  ------------------  ------------------
OPERATING ACTIVITIES:
  Net income                                                          $        6,302,331  $        4,555,271  $        4,090,022
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                                     25,000              45,000             375,000
    Depreciation                                                                 519,345             496,477             539,454
    Share-based compensation expense                                             988,630                   -                   -
    Unrealized gain on derivative instruments                                    (85,000)           (500,500)           (363,462)
    Impairment charge on investment securities                                    72,500                   -                   -
    Gain on sale of property and loans                                                 -                   -            (190,304)
    Deferred income tax (benefit) expense                                       (397,464)            146,326              38,914
    Amortization of:
      Deferred loan fees                                                      (1,127,360)           (891,877)         (1,562,388)
      Premiums and discounts, net                                                261,581             342,307             171,940
    Income from bank owned life insurance                                       (498,958)                  -                   -
    Changes in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                               (765,188)           (323,321)           (279,209)
      Prepaid expenses and other assets                                         (193,032)           (276,643)             (2,175)
      Accrued interest payable                                                   999,194             (33,909)           (194,411)
      Accounts payable and accrued expenses                                      770,235             598,309             659,629
                                                                      ------------------  ------------------  ------------------

           Net cash provided by operating activities                           6,871,814           4,157,440           3,283,010
                                                                      ------------------  ------------------  ------------------

INVESTING ACTIVITIES:
  Principal collected on loans                                               139,389,188         135,777,456         184,360,172
  Disbursements for loans                                                   (255,118,373)       (182,966,622)       (174,769,108)
  Purchases of:
    Mortgage-backed securities held to maturity                               (8,774,897)        (47,862,570)        (37,289,373)
    Mortgage-backed securities available for sale                            (20,553,403)        (35,222,233)        (61,942,717)
    Investments held to maturity                                             (10,178,366)        (10,220,792)                  -
    Investments available for sale                                            (4,097,475)        (34,263,462)       (109,356,340)
    Federal Home Loan Bank stock                                              (5,719,100)         (2,911,021)         (3,892,340)
    Property and equipment                                                    (1,496,404)           (229,494)           (456,760)
    Bank owned life insurance                                                (15,000,000)                  -                   -
  Proceeds from:
    Maturities of mortgage-backed securities available for sale                1,211,522             221,147           5,406,638
    Maturities of investments available for sale                                 599,000          36,495,000          72,574,172
    Principal repayments of mortgage-backed securities
      held to maturity                                                        22,864,351           8,989,832           4,268,486
    Principal repayments of mortgage-backed securities
      available for sale                                                      20,374,332          29,444,915          18,398,879
    Sale of real estate                                                                -                   -             626,334
    Redemption of Federal Home Loan Bank stock                                 5,108,000           2,500,221             885,940
                                                                      ------------------  ------------------  ------------------

           Net cash used in investing activities                            (131,391,625)       (100,247,623)       (101,186,017)
                                                                      ------------------  ------------------  ------------------

FINANCING ACTIVITIES:
  Net (decrease) increase in demand deposits and savings accounts             (7,456,352)         26,366,205          25,284,368
  Net increase (decrease) in certificate accounts                            103,349,319          16,257,680          (6,954,670)
  Net increase (decrease) in other borrowed money                              3,248,428           4,184,605          (3,256,189)
  Advances from Federal Home Loan Bank                                       517,801,820         352,275,000          61,024,379
  Repayments of advances from Federal Home Loan Bank                        (487,023,242)       (355,340,249)        (10,053,408)
  Net increase (decrease) in advances from borrowers
    for taxes and insurance                                                      337,163             (88,150)           (147,554)
  Proceeds from stock issuance, net of conversion costs and
    acquisition of stock for deferred compensation plans trust                         -          68,181,436                   -
  Capitalization of mutual holding company                                             -            (100,000)                  -
  Acquisition of stock for ESOP and RRP                                       (9,024,114)         (2,046,137)                  -
  Payment of cash dividend                                                    (2,294,802)                  -                   -
                                                                      ------------------  ------------------  ------------------

             Net cash provided by financing activities                       118,938,220         109,690,390          65,896,926
                                                                      ------------------  ------------------  ------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (5,581,591)         13,600,207         (32,006,081)

CASH AND CASH EQUIVALENTS--Beginning of year                                  33,295,832          19,695,625          51,701,706
                                                                      ------------------  ------------------  ------------------

CASH AND CASH EQUIVALENTS--End of year                                $       27,714,241  $       33,295,832  $       19,695,625
                                                                      ==================  ==================  ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest on deposits and other borrowings                         $       17,999,636  $       14,242,449  $       13,956,551
                                                                      ==================  ==================  ==================

    Income taxes                                                      $        3,000,000  $        2,350,000  $        1,931,135
                                                                      ==================  ==================  ==================

  Release of stock from deferred compensation plans trust             $           24,200  $                -  $                -
                                                                      ==================  ==================  ==================

  Noncash transfer of real estate investment to loans receivable      $                -  $                -  $        1,955,322
                                                                      ==================  ==================  ==================

See notes to consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

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

        AVAILABLE FOR SALE--Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and in the yield of alternative investments, are classified as available for sale. These assets are carried at fair value. Fair value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of stockholders' equity until realized. Realized gains and losses on the sale of investment and mortgage-backed securities are reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold.

        OTHER-THAN-TEMPORARY IMPAIRMENT OF SECURITIES--Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. During the year ended December 31, 2005, the Company recognized an impairment charge of approximately $73,000 to write-down the carrying values of two securities. No impairment charge was recognized during the years ended December 31, 2004 and 2003.

        ALLOWANCE FOR LOAN LOSSES--The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs (net of recoveries). The allowance is maintained at a level that management considers adequate to provide for losses based upon evaluation of the known and inherent risks in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, the volume and composition of lending conducted by the Company, adverse situations that may affect a borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio.

        The allowance consists of specific allowances for impaired loans, a general allowance on all classified loans which are not impaired and a general allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio. The allowance on impaired loans is established for the amount by which the discounted cash flows, observable market price or fair value of collateral if the loan is collateral dependent is lower than the carrying value of the loan. The general valuation allowance on classified loans which are not impaired relates to loans that are classified as either doubtful, substandard or special mention. Such classifications are based on identified weaknesses that increase the credit risk of the loan. The general allowance on non-classified loans is established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. This allowance is based on historical loss experience adjusted for qualitative factors.

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

        The Company previously entered into interest rate cap and swap agreements in order to manage its exposure to fluctuations in interest rates on a portion of its fixed rate loans and variable rate deposits. The agreements did not qualify for hedge accounting under Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Gains and losses in the fair value of the cap and swap agreements, as well as amounts paid or received under the agreements, are recognized in a separate line item, gain (loss) on derivative instruments, net, included in non-interest income in the Company's consolidated statements of income during the period in which they accrue. The Company does not hold any derivative financial instruments for trading purposes.

        LOANS HELD FOR SALE AND LOANS SOLD--The Company originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Company had no loans classified as held for sale at December 31, 2005 or 2004.

        The Company assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. At December 31, 2005 and 2004, mortgage servicing rights of $61,000 and $72,000, respectively, were included in other assets. No valuation allowance was deemed necessary for any of the periods presented.

        Amortization of the servicing asset totaled $11,000, $19,000 and $43,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

        COMPREHENSIVE INCOME--The Company presents as a component of comprehensive income the amounts from transactions and other events which currently are excluded from the consolidated statements of income and are recorded directly to stockholders' equity. These amounts consist of unrealized holding gains (losses) on available for sale securities.

        UNALLOCATED COMMON STOCK--Stock held in treasury by the Company, including unallocated stock held by certain benefit plans, is accounted for using the cost method which treats stock held in treasury as a reduction to total shareholders' equity.

        SHARE-BASED COMPENSATION--In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT, which revises SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R were adopted by the Company as of July 1, 2005.

        In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

        At December 31, 2005, the Company has two stock-based compensation plans, the 2005 Recognition and Retention Plan and the 2005 Stock Option Plan. Share awards were first issued under these plans in July 2005. These plans are more fully described in Note 14.

        The Company also has an employee stock ownership plan ("ESOP"). This plan is more fully described in Note 14. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position ("SOP") 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned. For purposes of computing basic and diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are not considered outstanding. Dividends paid on unallocated shares are used to pay debt service.

        EARNINGS PER SHARE--Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. At December 31, 2005, there were 643,250 antidilutive CSEs, representing 100% of the outstanding options. Earnings per share were calculated as follows:

                                                       YEAR ENDED DECEMBER 31, 2005
                                                    -----------------------------------
                                                          BASIC             DILUTED
                                                    ----------------   ----------------
        Net income                                  $      6,302,331   $      6,302,331
        Weighted average shares outstanding               15,290,391         15,290,391
        Effect of common share equivalents                         -             86,658
                                                    ----------------   ----------------
        Adjusted weighted average shares used in
          earnings per  share computation                 15,290,391         15,377,049
                                                    ----------------   ----------------


        Earnings per share                          $           0.41   $           0.41
                                                    ================   ================

        Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on December 16, 2004, earnings per share for the period from December 16, 2004 to December 31, 2004 is not considered meaningful and is not shown.

        RECENT ACCOUNTING PRONOUNCEMENTS--In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS- A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3. SFAS No. 154 replaces APB Opinion No. 20, ACCOUNTING CHANGES, and FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the accounting and reporting requirements for a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods' financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so. The Company adopted this guidance on January 1, 2006. The adoption did not have a material effect on the Company's financial position or results of operations.

        On November 3, 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN Investments, and supersedes EITF Topic No. D-44, RECOGNITION OF OTHER-THAN-TEMPORARY IMPAIRMENT UPON THE PLANNED SALE OF A SECURITY WHOSE COST EXCEEDS FAIR VALUE. The guidance in this FSP amends FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The FSP is effective for reporting periods beginning after December 15, 2005. The Company adopted this guidance on January 1, 2006. The adoption did not have a material effect on the Company's financial position or results of operations.

        On December 19, 2005, the FASB issued FSP 94-6-1, TERMS OF LOAN PRODUCTS THAT MAY GIVE RISE TO A CONCENTRATION OF CREDIT RISK. FSP 94-6-1 addresses whether, under existing guidance, nontraditional loan products represent a concentration of credit risk and what disclosures are required for entities that originate, hold, guarantee, service, or invest in loan products whose terms may give rise to a concentration of credit risk. Nontraditional loan products expose the originator, holder, investor, guarantor, or servicer to higher credit risk than traditional loan products. Typical features of nontraditional loan products may include high loan-to-value ratios and interest or principal repayments that are less than the repayments for fully amortizing loans of an equivalent term. FSP 94-6-1 was effective upon its issuance and it did not have a material impact on the Company's financial position or disclosures.

        In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS. This statement amends FASB Statements No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, APPLICATION OF STATEMENT 133 TO BENEFICIAL INTEREST IN SECURITIZED FINANCIAL ASSETS. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is continuing to evaluate the impact of this pronouncement and does not expect that the guidance will have a material effect on the Company's financial position or results of operations.

        In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSET- AN AMENDMENT OF FASB STATEMENT NO. 140. This statement amends SFAS No. 140, ACCOUNTING FOR

        TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. This Company plans to adopt this statement effective January 1, 2007. The Company is continuing to evaluate the impact of this pronouncement and does not expect that the guidance will have a material effect on the Company's financial position or results of operations.

        RECLASSIFICATIONS--Certain items in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the presentation in the 2005 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

3.      RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

        The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2005 and 2004, these reserve balances amounted to $5.8 million and $13.3 million, respectively.

4.      INVESTMENT SECURITIES

        The amortized cost and estimated fair value of investment securities are summarized as follows:

                                                             HELD TO MATURITY
                                                            December 31, 2005
                                       ------------------------------------------------------------
                                                           GROSS          GROSS         ESTIMATED
                                         AMORTIZED      UNREALIZED      UNREALIZED        FAIR
                                           COST            GAINS          LOSSES          VALUE
                                       -------------  --------------  --------------  -------------
        Debt securities:
          Municipal bonds              $  20,395,593  $       57,765  $     (136,583) $  20,316,775
                                       -------------  --------------  --------------  -------------

            Total debt securities      $  20,395,593  $       57,765  $     (136,583) $  20,316,775
                                       =============  ==============  ==============  =============

                                                            AVAILABLE FOR SALE
                                                            December 31, 2005
                                       ------------------------------------------------------------
                                                           GROSS          GROSS         ESTIMATED
                                         AMORTIZED      UNREALIZED      UNREALIZED        FAIR
                                           COST            GAINS          LOSSES          VALUE
                                       -------------  --------------  --------------  -------------

        Debt securities:
          Agency bonds                 $  74,990,878  $       17,500  $   (1,888,453) $  73,119,925
          Corporate bonds                    999,457               -          (1,412)       998,045
          Municipal bonds                    180,000             275               -        180,275
          Certificates of deposit          1,183,000               -               -      1,183,000
                                       -------------  --------------  --------------  -------------

            Total debt securities         77,353,335          17,775      (1,889,865)    75,481,245
                                       -------------  --------------  --------------  -------------

        Equity securities:
          Common stock                            10             380               -            390
          Mutual funds                     3,422,260               -         (75,199)     3,347,061
                                       -------------  --------------  --------------  -------------

            Total equity securities        3,422,270             380         (75,199)     3,347,451
                                       -------------  --------------  --------------  -------------

        Total                          $  80,775,605  $       18,155  $   (1,965,064) $  78,828,696
                                       =============  ==============  ==============  =============


                                                            HELD TO MATURITY
                                                            December 31, 2004
                                       ------------------------------------------------------------
                                                           GROSS          GROSS         ESTIMATED
                                         AMORTIZED      UNREALIZED      UNREALIZED        FAIR
                                           COST            GAINS          LOSSES          VALUE
                                       -------------  --------------  --------------  -------------

        Debt securities:
          Municipal bonds              $  10,219,764  $      116,721  $            -  $  10,336,485
                                       -------------  --------------  --------------  -------------

            Total debt securities      $  10,219,764  $      116,721  $            -  $  10,336,485
                                       =============  ==============  ==============  =============

                                                            AVAILABLE FOR SALE
                                                            December 31, 2004
                                       ------------------------------------------------------------
                                                           GROSS          GROSS         ESTIMATED
                                         AMORTIZED      UNREALIZED      UNREALIZED        FAIR
                                           COST            GAINS          LOSSES          VALUE
                                       -------------  --------------  --------------  -------------
        Debt securities:
          Agency bonds                 $  71,489,648  $       55,440  $   (1,152,448) $  70,392,640
          Corporate bonds                    999,940          14,306          (1,951)     1,012,295
          Municipal bonds                    180,000           3,960               -        183,960
          Certificates of deposit          1,282,000               -               -      1,282,000
                                       -------------  --------------  --------------  -------------

            Total debt securities         73,951,588          73,706      (1,154,399)    72,870,895
                                       -------------  --------------  --------------  -------------

        Equity securities:
          Common stock                         2,510             702          (2,500)           712
          Mutual funds                     3,394,786               -        (102,442)     3,292,344
                                       -------------  --------------  --------------  -------------

            Total equity securities        3,397,296             702        (104,942)     3,293,056
                                       -------------  --------------  --------------  -------------

        Total                          $  77,348,884  $       74,408  $   (1,259,341) $  76,163,951
                                       =============  ==============  ==============  =============

        There were no sales of debt or equity securities during the years ended December 31, 2005, 2004 and 2003.

        During the year ended December 31, 2005, the Company recognized an impairment charge of approximately $73,000 to write-down the carrying values of two equity securities. The determination of impairment was made based on an analysis of all the quantitative and qualitative characteristics of the securities taken as whole, including the magnitude and duration of the decline in value and the nature of the investments. No impairment charge was recognized during the years ended December 31, 2004 and 2003.

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

                                                                        DECEMBER 31, 2005
                                                ----------------------------------------------------------------
                                                      AVAILABLE FOR SALE                 HELD TO MATURITY
                                                ------------------------------    ------------------------------
                                                                   ESTIMATED                         ESTIMATED
                                                  AMORTIZED          FAIR           AMORTIZED          FAIR
                                                    COST             VALUE            COST             VALUE
                                                -------------    -------------    -------------    -------------
        Due in one year or less                 $  24,064,061    $  23,762,795    $           -    $           -
        Due after one year through five years      41,298,396       40,247,850                -                -
        Due after five years through ten years      9,990,878        9,453,100                -                -
        Due after ten years                         2,000,000        2,017,500       20,395,593       20,316,775
                                                -------------    -------------    -------------    -------------

        Total                                   $  77,353,335    $  75,481,245    $  20,395,593    $  20,316,775
                                                =============    =============    =============    =============

        The table below sets forth investment securities which have unrealized loss positions as of December 31, 2005:

                                                       LESS THAN 12 MONTHS                  MORE THAN 12 MONTHS
                                                 --------------------------------    --------------------------------
                                                      GROSS           ESTIMATED           GROSS           ESTIMATED
                                                   UNREALIZED           FAIR           UNREALIZED           FAIR
                                                     LOSSES             VALUE            LOSSES             VALUE
                                                 --------------    --------------    --------------    --------------
        Securities held to maturity:
          Municipal bonds                        $     (136,583)   $   11,922,095    $            -    $            -
                                                 --------------    --------------    --------------    --------------

            Total securities held to maturity          (136,583)       11,922,095                 -                 -
                                                 --------------    --------------    --------------    --------------

        Securities available for sale:
          Government agency securities           $     (195,180)   $   13,304,820    $   (1,693,273)   $   57,797,605
          Other securities                               (1,136)          498,925           (75,475)        3,345,896
                                                 --------------    --------------    --------------    --------------

            Total securities available for sale        (196,316)       13,803,745        (1,768,748)       61,143,501
                                                 --------------    --------------    --------------    --------------

        Total                                    $     (332,899)   $   25,725,840    $   (1,768,748)   $   61,143,501
                                                 ==============    ==============    ==============    ==============

        The table below sets forth investment securities which have unrealized loss positions as of December 31, 2004:

                                                       LESS THAN 12 MONTHS                  MORE THAN 12 MONTHS
                                                 --------------------------------    --------------------------------
                                                      GROSS           ESTIMATED           GROSS           ESTIMATED
                                                   UNREALIZED           FAIR           UNREALIZED           FAIR
                                                     LOSSES             VALUE            LOSSES             VALUE
                                                 --------------    --------------    --------------    --------------
        Securities available for sale:
          Government agency securities           $     (392,850)   $   30,607,150    $     (759,598)   $   30,230,050
          Other securities                               (1,951)          497,195          (104,942)        3,292,344
                                                 --------------    --------------    --------------    --------------

            Total securities available for sale        (394,801)       31,104,345          (864,540)       33,522,394
                                                 --------------    --------------    --------------    --------------

        Total                                    $     (394,801)   $   31,104,345    $     (864,540)   $   33,522,394
                                                 ==============    ==============    ==============    ==============

        On at least a quarterly basis, management of the Company formally reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At December 31, 2005, investment securities in a gross unrealized loss position for twelve months or longer consist of 29 securities having an aggregate depreciation of 2.8% from the Company's amortized cost basis. Investment securities in a gross unrealized loss position for less than twelve months at December 31, 2005, consist of 33 securities having an aggregate depreciation of 1.3% from the Company's amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and (with the exception of equity securities) they are on securities that have contractual maturity dates. The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

5.      MORTGAGE-BACKED SECURITIES

        The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

                                                            HELD TO MATURITY
                                                            DECEMBER 31, 2005
                                       ------------------------------------------------------------
                                                           GROSS          GROSS         ESTIMATED
                                         AMORTIZED      UNREALIZED      UNREALIZED        FAIR
                                           COST            GAINS          LOSSES          VALUE
                                       -------------  --------------  --------------  -------------
        FNMA pass-through
          certificates                 $  28,447,912  $            -  $     (918,204) $  27,529,708
        FHLMC pass-through
          certificates                    20,209,129               -        (743,308)    19,465,821
        Real estate mortgage
          investment conduits             18,753,694          39,195        (283,163)    18,509,726
                                       -------------  --------------  --------------  -------------

                   Total               $  67,410,735  $       39,195  $   (1,944,675) $  65,505,255
                                       =============  ==============  ==============  =============


                                                            AVAILABLE FOR SALE
                                                            DECEMBER 31, 2005
                                       ------------------------------------------------------------
                                                           GROSS          GROSS         ESTIMATED
                                         AMORTIZED      UNREALIZED      UNREALIZED        FAIR
                                           COST            GAINS          LOSSES          VALUE
                                       -------------  --------------  --------------  -------------

        GNMA pass-through
          certificates                 $     583,131  $       17,217  $       (1,226) $     599,122
        FNMA pass-through
          certificates                    10,626,026          59,644        (151,016)    10,534,654
        FHLMC pass-through
          certificates                    64,913,936          76,092      (2,099,759)    62,890,269
        Real estate mortgage
          investment conduits              6,089,177           3,544        (173,387)     5,919,334
                                       -------------  --------------  --------------  -------------

                   Total               $  82,212,270  $      156,497  $   (2,425,388) $  79,943,379
                                       =============  ==============  ==============  =============

                                                            HELD TO MATURITY
                                                            DECEMBER 31, 2004
                                       ------------------------------------------------------------
                                                           GROSS          GROSS         ESTIMATED
                                         AMORTIZED      UNREALIZED      UNREALIZED        FAIR
                                           COST            GAINS          LOSSES          VALUE
                                       -------------  --------------  --------------  -------------
        FNMA pass-through
          certificates                 $  33,609,534  $      135,032  $     (409,512) $  33,335,054
        FHLMC pass-through
          certificates                    23,539,633          85,073        (216,836)    23,407,870
        Real estate mortgage
          investment conduits             24,554,570          28,116          (3,569)    24,579,117
                                       -------------  --------------  --------------  -------------

                   Total               $  81,703,737  $      248,221  $     (629,917) $  81,322,041
                                       =============  ==============  ==============  =============


                                                            AVAILABLE FOR SALE
                                                            DECEMBER 31, 2004
                                       ------------------------------------------------------------
                                                           GROSS          GROSS         ESTIMATED
                                         AMORTIZED      UNREALIZED      UNREALIZED        FAIR
                                           COST            GAINS          LOSSES          VALUE
                                       -------------  --------------  --------------  -------------

        GNMA pass-through
          certificates                 $     887,920  $       38,887  $            -  $     926,807
        FNMA pass-through
          certificates                    13,314,817         289,367         (30,370)    13,573,814
        FHLMC pass-through
          certificates                    59,823,297         420,808        (944,709)    59,299,396
        Real estate mortgage
          investment conduits              9,274,929           7,117         (54,120)     9,227,926
                                       -------------  --------------  --------------  -------------

                   Total               $  83,300,963  $      756,179  $   (1,029,199) $  83,027,943
                                       =============  ==============  ==============  =============

        There were no sales of mortgage-backed securities during the years ended December 31, 2005, 2004 and 2003.

        No impairment charge was recognized on mortgage-backed securities during the years ended December 31, 2005, 2004 and 2003.

        The table below sets forth mortgage-backed securities which have unrealized loss positions as of December 31, 2005:

                                                           LESS THAN 12 MONTHS                  MORE THAN 12 MONTHS
                                                     --------------------------------    --------------------------------
                                                          GROSS           ESTIMATED           GROSS           ESTIMATED
                                                       UNREALIZED           FAIR           UNREALIZED           FAIR
                                                         LOSSES             VALUE            LOSSES             VALUE
                                                     --------------    --------------    --------------    --------------
        Securities held to maturity:
          FNMA pass-through certificates             $     (124,140)   $    9,309,491    $     (794,064)   $   18,220,217
          FHLMC pass-through certificates                  (325,995)        9,889,436          (417,313)        9,576,385
          Real estate mortgage investment conduits         (283,163)       11,509,933                 -                 -
                                                     --------------    --------------    --------------    --------------

              Total securities held to maturity            (733,298)       30,708,860        (1,211,377)       27,796,602
                                                     --------------    --------------    --------------    --------------

        Securities available for sale:
          GNMA pass-through certificates             $       (1,226)   $      126,544    $            -    $            -
          FNMA pass-through certificates                    (29,704)        4,311,626          (121,312)        3,527,004
          FHLMC pass-through certificates                  (539,147)       26,123,727        (1,560,612)       33,299,429
          Real estate mortgage investment conduits         (130,316)        4,144,716           (43,071)        1,669,510
                                                     --------------    --------------    --------------    --------------

             Total securities available for sale           (700,393)       34,706,613        (1,724,995)       38,495,943
                                                     --------------    --------------    --------------    --------------

        Total                                        $   (1,433,691)   $   65,415,473    $   (2,936,372)   $   66,292,545
                                                     ==============    ==============    ==============    ==============

        The table below sets forth mortgage-backed securities which have unrealized loss positions as of December 31, 2004:

                                                           LESS THAN 12 MONTHS                  MORE THAN 12 MONTHS
                                                     --------------------------------    --------------------------------
                                                          GROSS           ESTIMATED           GROSS           ESTIMATED
                                                       UNREALIZED           FAIR           UNREALIZED           FAIR
                                                         LOSSES             VALUE            LOSSES             VALUE
                                                     --------------    --------------    --------------    --------------
        Securities held to maturity:
          FNMA pass-through
            certificates                             $      (20,751)   $    7,643,729    $     (388,761)   $   15,249,573
          FHLMC pass-through
            certificates                                   (209,218)        9,637,313            (7,618)        1,919,570
          Real estate mortgage
            investment conduits                              (3,569)        4,992,416                 -                 -
                                                     --------------    --------------    --------------    --------------

              Total securities held to maturity            (233,538)       22,273,458          (396,379)       17,169,143
                                                     --------------    --------------    --------------    --------------

        Securities available for sale:
          FNMA pass-through
            certificates                             $      (21,656)   $    4,175,153    $       (8,714)   $      532,675
          FHLMC pass-through
            certificates                                   (136,048)       13,137,255          (808,661)       30,845,239
          Real estate mortgage
            investment conduits                             (41,400)        7,297,748           (12,720)        1,783,796
                                                     --------------    --------------    --------------    --------------

              Total securities available for sale          (199,104)       24,610,156          (830,095)       33,161,710
                                                     --------------    --------------    --------------    --------------

        Total                                        $     (432,642)   $   46,883,614    $   (1,226,474)   $   50,330,853
                                                     ==============    ==============    ==============    ==============

        On at least a quarterly basis, management of the Company formally reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At December 31, 2005, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consist of 30 securities having an aggregate depreciation of 4.2% from the Company's amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months at December 31, 2005, consist of 21 securities having an aggregate depreciation of 2.1% from the Company's amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

6.      DERIVATIVE FINANCIAL INSTRUMENTS

        The Company previously entered into interest rate cap and swap agreements in order to manage its exposure to fluctuations in interest rates on a portion of its fixed rate loans and variable rate deposits.

        At December 31, 2005, the Company is not party to any cap or swap agreements. At December 31, 2004, the Company was party to two swap agreements with terms expiring in June 2005, and December 2005. Under the June 2005 agreement, the Company either received or paid, on a quarterly basis, the amount by which the ten-year Constant Maturity Treasury ("CMT") exceeded or fell below 5.57% on the notional amount of $15 million. This agreement effectively changed a portion of the Company's fixed rate mortgage portfolio to a variable rate of interest. Under the December 2005, agreement, the Company either received or paid on a quarterly basis, the amount by which the three month LIBOR exceeded or fell below 2.59% on the notional amount of $15 million. This agreement effectively changed the Company's variable rate money market accounts to a fixed rate of interest.

        The swaps did not qualify as hedges under SFAS No. 133. As such, the fair value of the interest rate swaps were reflected as a liability in the accompanying consolidated statements of financial condition with the offset recorded in loss on derivative instruments, net in the consolidated statements of income. The fair value of the swap agreements was negative $85,000 at December 31, 2004.

        Amounts paid or received under the cap or swap agreement are recognized in gain (loss) on derivative instruments, net in the Company's consolidated statements of income during the period in which they accrue. During the year ended December 31, 2005, the Company received $13,000 from the contra parties under the agreements. During the years ended December 31, 2004, and 2003, the Company paid $641,000 and $770,000, respectively, to the contra parties under the agreements. In addition, the unrealized gains on derivatives recognized in gain (loss) on derivative instruments, net in the Company's consolidated statements of income were $85,000, $501,000 and $363,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

        The Company was exposed to credit losses in the event of nonperformance by the counterparties to its interest rate caps and swaps, but has no off-balance-sheet credit risk of accounting loss. The counterparties were able to fully satisfy their obligations under the contracts. The Company did not obtain collateral or other security to support financial instruments subject to credit risk but monitored the credit standing of counterparties.

7.      LOANS RECEIVABLE--NET

        Loans receivable consist of the following:

                                                          DECEMBER 31,
                                                 ------------------------------
                                                      2005            2004
                                                 --------------  --------------

        One-to four-family residential           $  323,709,542  $  243,705,065
        Multi-family residential and commercial      76,646,911      74,642,109
        Construction                                132,789,343      83,253,027
        Home equity lines of credit                  41,063,321      32,048,508
        Commercial business loans                    10,974,955       8,539,781
        Consumer non-real estate loans                4,711,519       3,433,536
                                                 --------------  --------------

           Total loans                              589,895,591     445,622,026

        Less:
          Construction loans in process             (57,690,327)    (30,130,703)
          Deferred loan fees                         (1,263,545)     (1,422,962)
          Allowance for loan loss                    (1,454,510)     (1,412,697)
                                                 --------------  --------------

        Loans receivable--net                    $  529,487,209  $  412,655,664
                                                 ==============  ==============

        Our one- to four-family residential loans also include some loans to local businessmen for a commercial purpose, but which are secured by liens on the borrower's residence.

        The Bank has sold and is servicing for others loans in the amounts of approximately $13,591,000 and $15,268,000 at December 31, 2005 and 2004,
        respectively. These loan balances are excluded from the Company's consolidated financial statements. At December 31, 2005 and 2004, mortgage servicing rights of $61,000 and $72,000, respectively, were included in other assets. No valuation allowance was deemed necessary for any of the periods presented.

        Certain officers and directors have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties along with an analysis of the activity is summarized as follows:

                                               YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                         2005           2004           2003
                                     ------------   ------------   ------------

        Balance--beginning of year   $    927,514   $  1,241,595   $    861,985
          Additions                        89,566        229,878        667,943
          Repayments                     (122,640)      (543,959)      (288,333)
                                     ------------   ------------   ------------

        Balance--end of year         $    894,440   $    927,514   $  1,241,595
                                     ============   ============   ============

        The Bank grants loans primarily to customers in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

        Following is a summary of changes in the allowance for loan losses:

                                               YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                         2005           2004           2003
                                     ------------   ------------   ------------

        Balance--beginning of year   $  1,412,697   $  1,455,889   $  1,813,450
          Provision for loan losses        25,000         45,000        375,000
          Charge-offs                     (69,774)      (146,736)      (760,145)
          Recoveries                       86,587         58,544         27,584
                                     ------------   ------------   ------------
            Charge-offs/recoveries-
              net                          16,813        (88,192)      (732,561)
                                     ------------   ------------   ------------

        Balance--end of year         $  1,454,510   $  1,412,697   $  1,455,889
                                     ============   ============   ============

        The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. During the periods presented, loan impairment was evaluated based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. As of December 31, 2005, 2004 and 2003, the recorded investment in loans that are considered to be impaired is as follows:

                                     ------------------------------------------
                                         2005           2004           2003
                                     ------------   ------------   ------------

        Impaired collateral-
          dependent loans            $  2,885,364   $          -   $     99,137

        Average impaired loan
          balance                    $     94,861   $     41,828   $    264,586

        Interest income recognized
          on impaired loans          $          -   $          -   $          -

        As a result of the Company's measurement of impaired loans, an allowance for probable loan losses of approximately $116,000 was established for the $2.9 million of total impaired loans (which consisted of one construction loan) at December 31, 2005. During the first quarter of 2006, we agreed to allow the sale of a portion of the underlying collateral of the loan, with the proceeds paid to the Bank. Approximately $1.7 million in net proceeds was received, reducing the outstanding balance of the loan to $1.2 million. Based on the specific circumstances of this loan, including the estimated value of the remaining collateral, we do not expect to incur any significant loss on this loan.

        Nonaccrual loans (which consist of smaller balance, homogeneous loans) at December 31, 2005, 2004 and 2003 amounted to approximately $2.9 million, $0, and $115,000, respectively. Commercial loans and commercial real estate loans are placed on nonaccrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on nonaccrual only when the loan is 90 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at December 31, 2005, 2004 and 2003 amounted to approximately $2.9 million, $227,000 and $462,000, respectively.

        Interest payments on impaired loans and nonaccrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. At December 31, 2005 and 2004, no cash basis interest income has been recognized. Interest income foregone on nonaccrual loans was $20,000, $5,000 and $16,000 for years ended December 31, 2005, 2004, and
        2003, respectively.

8.      ACCRUED INTEREST RECEIVABLE

        Accrued interest receivable consists of the following:

                                                          DECEMBER 31,
                                                 ------------------------------
                                                      2005            2004
                                                 --------------  --------------

        Investments and interest-bearing
          deposits                               $      730,677  $      603,207
        Mortgage-backed securities                      538,723         593,241
        Loans receivable                              2,205,950       1,513,714
                                                 --------------  --------------

        Total                                    $    3,475,350  $    2,710,162
                                                 ==============  ==============

9.      PROPERTY AND EQUIPMENT

        Property and equipment is summarized by major classifications as follows:

                                                          DECEMBER 31,
                                                 ------------------------------
                                                      2005            2004
                                                 --------------  --------------

        Properties and equipment:
          Land and buildings                     $    4,220,125  $    3,818,178
          Leasehold improvements                      3,102,688       2,640,527
          Furniture and fixtures                      4,883,498       4,251,201
                                                 --------------  --------------

                   Total                             12,206,311      10,709,906
        Accumulated depreciation                     (5,696,167)     (5,176,821)
                                                 --------------  --------------

        Total property and equipment, net of
          accumulated depreciation               $    6,510,144  $    5,533,085
                                                 ==============  ==============

        Certain office facilities and equipment are leased under various operating leases. The leases range in terms from 1 year to 14 years, some of which include renewal options as well as specific provisions relating to rent increases. Rent expense on those lease agreements that contain incremental increases in rent is recognized on a straight-line basis over the life of the lease. Rental expense under operating leases was approximately $833,000, $427,000, and $405,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

        Future minimum annual rental payments required under noncancelable operating leases are as follows:

                                                        DECEMBER 31,
                                                           2005
                                                      ---------------

        2006                                          $       563,770
        2007                                                  580,903
        2008                                                  532,439
        2009                                                  424,706
        2010                                                  436,967
        Thereafter                                          2,293,291
                                                      ---------------

                                                      $     4,832,076
                                                      ===============

10.     DEPOSITS

        Deposits consist of the following major classifications:

                                               DECEMBER 31,
                           ---------------------------------------------------
                                    2005                        2004
                           ------------------------   ------------------------

        Type of Account       Amount       Percent       Amount       Percent

        Certificates        $286,120,697     57.1 %    $182,771,378     45.1 %
        NOW and MMDA         119,572,302     23.9       117,782,800     29.1
        Passbook and club     95,490,025     19.0       104,735,879     25.8
                            ------------   ------      ------------   ------

        Total               $501,183,024    100.0 %    $405,290,057    100.0 %
                            ============   ======      ============   ======

        The weighted average rate paid on deposits at December 31, 2005 and 2004, was 2.43% and 1.62%, respectively. Deposits in amounts greater than $100,000 were approximately $140,379,000 and $64,924,000 at
        December 31, 2005 and 2004, respectively, of which approximately $75,973,000 and $24,983,000 were due in one year or less at December 31, 2005 and 2004, respectively.

        A summary of certificates by maturities is as follows:

                                                       DECEMBER 31,
                                   ---------------------------------------------------
                                            2005                        2004
                                   ------------------------   ------------------------

                                      Amount       Percent       Amount       Percent
        One year or less            $161,157,332     56.3 %    $ 74,475,925     40.7 %
        One through three years       97,187,051      34.0       85,353,319     46.7
        Three through five years      14,272,219      5.0        10,567,336      5.8
        Over five years               13,504,095      4.7        12,374,798      6.8
                                    ------------   ------      ------------   ------

        Total                       $286,120,697    100.0 %    $182,771,378    100.0 %
                                    ============   ======      ============   ======

11.     ADVANCES FROM FEDERAL HOME LOAN BANK

        Advances from Federal Home Loan Bank consist of the following:

                                                 DECEMBER 31,
                             ---------------------------------------------------
                                       2005                      2004
                             ------------------------- -------------------------

                                            WEIGHTED                   WEIGHTED
                                            INTEREST                   INTEREST
        Maturing Period         Amount        Rate         Amount        Rate

        1 to 12 months      $  11,616,290      3.74 %  $  10,200,000      2.62 %
        13 to 24 months        29,836,998      4.03        4,384,533      2.49
        25 to 36 months        48,972,133      4.14        9,532,595      4.07
        37 to 48 months        16,012,531      4.57       51,966,104      4.12
        49 to 60 months        42,051,697      5.53       18,183,739      4.45
        Over 60 months         52,955,303      4.45       76,399,403      5.01
                            -------------    ------    -------------    ------

        Total               $ 201,444,952      4.51 %  $ 170,666,374      4.42 %
                            =============    ======    =============    ======

        The advances are collateralized by all of the Federal Home Loan Bank stock and substantially all qualifying first mortgage loans and mortgage-backed securities. The weighted average interest rate on FHLB advances was 4.51% and 4.42% at December 31, 2005 and 2004, respectively. The average balance outstanding was approximately $192.2 million and $169.7 million for the years ended December 31, 2005 and 2004 respectively. The maximum amount outstanding at any month-end was $212.6 million and $185.6 million for the years ended December 31, 2005 and 2004, respectively.

12.     OTHER BORROWED MONEY

        During the years ended December 31, 2005 and 2004, the Bank entered into overnight repurchase agreements with commercial checking account customers. At December 31, 2005 and 2004, the amounts outstanding were $16.1 million and $12.9 million, respectively. Interest expense on customer repurchase agreements was $462,000, $116,000, and $67,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Collateral for customer repurchase agreements was mortgage-backed securities. The market value of the collateral was approximately equal to the amounts outstanding. The weighted average interest rate on other borrowed money was 3.88% and 1.79% at December 31, 2005 and 2004, respectively. The average balance outstanding was approximately $20.2 million and $17.7 million for the years ended December 31, 2005 and 2004 respectively. The maximum amount outstanding at any month-end was $25.0 million and $27.7 million for the years ended December 31, 2005 and 2004, respectively.

13.     INCOME TAXES

        The income tax provision consists of the following:

                                                     YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------
                                             2005             2004             2003
                                        --------------   --------------   --------------
        Current:
          Federal                       $    2,904,388   $    2,127,036   $    1,978,578
          State                                      -           (5,933)           3,700
                                        --------------   --------------   --------------

               Total current                 2,904,388        2,121,103        1,982,278
        Deferred--Federal                     (397,464)         146,326           38,914
                                        --------------   --------------   --------------

        Total income tax provision      $    2,506,924   $    2,267,429   $    2,021,192
                                        ==============   ==============   ==============

        The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of 34% to income before income taxes:

                                                     YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------
                                             2005             2004             2003
                                        --------------   --------------   --------------
                                            Amount           Amount           Amount
        At statutory rate               $    2,995,147   $    2,319,718   $    2,076,982
        Adjustments resulting from:
          State tax--net of federal
            tax benefit                              -           (3,916)           2,442
          Tax-exempt income                   (452,588)         (50,822)          (2,387)
          Other                                (35,635)           2,449          (55,845)
                                        --------------   --------------   --------------

        Total                           $    2,506,924   $    2,267,429   $    2,021,192
                                        ==============   ==============   ==============

        Effective income tax rate                 28.5%            33.2%            33.1%
                                        --------------   --------------   --------------

        Items that gave rise to significant portions of the deferred tax accounts are as follows:

                                                          DECEMBER 31,
                                                 ------------------------------
                                                      2005            2004
                                                 --------------  --------------

        Deferred tax assets:
          Allowance for loan losses              $      494,533  $      480,317
          Deferred compensation                       1,136,056         839,320
          Unrealized loss on securities
            available-for-sale and cap
            and swap contracts                        1,457,172         524,604
          Other                                               -               -
                                                 --------------  --------------

                Total deferred tax assets             3,087,761       1,844,241
                                                 --------------  --------------

        Deferred tax liabilities:
          Property                                     (105,635)       (201,066)
          Deferred loan fees                           (313,175)       (259,767)
          Other                                         (20,751)        (70,340)
                                                 --------------  --------------

                Total deferred tax liabilities         (439,561)       (531,173)
                                                 --------------  --------------

        Net deferred tax asset                   $    2,648,200  $    1,313,068
                                                 ==============  ==============

        The Bank uses the specific charge-off method for computing reserves for bad debts. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at December 31, 2005 and 2004 include approximately $3,250,000 representing bad debt deductions for which no deferred income tax has been provided. This amount represents the Bank's bad debt reserve as of the base year and is not subject to recapture as long as the Bank continues to carry on the business of banking.

        A thrift institution required to change its method of computing reserve for bad debts treats such change as a change in a method of accounting determined solely with respect to the "applicable excess reserves" of the institution. The amount of the applicable excess reserves is taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after December 31, 1995. The timing of this recapture may be delayed for a two-year period provided certain residential lending requirements are met. For financial reporting purposes, the Bank has not incurred any additional tax expense. At December 31, 2005, deferred taxes were provided on the difference between the book reserve at December 31, 2005 and the applicable excess reserve in the amount equal to the Bank's increase in the tax reserve from December 31, 1987 to December 31, 2005. Retained earnings at December 31, 2005 and 2004 includes approximately $3,250,000 of income for which no deferred income taxes will need to be provided.

14.     PENSION AND PROFIT SHARING PLANS

        DEFERRED COMPENSATION PLANS
        The Company maintains an executive deferred compensation plan for selected executive officers under which the Board of Directors may elect to contribute a portion of the Company's net profits. In December 2005, the Board of Directors elected to freeze this plan retroactive to January 1, 2005, such that no further contributions will be made on behalf of the executive officers under the plan. The Board of Directors took this action upon its review of the total compensation programs available to the Company's employees, including the increased benefits available as a result of the mutual holding company reorganization completed in December 2004 and the adoption of equity compensation plans by the Company's shareholders in June 2005. The Company also maintains a board of directors deferred compensation plan into which the Board of Directors may elect to contribute a percentage of their board fees. The expense relating to these plans was approximately $38,000, $159,000, and $169,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

        SUPPLEMENTAL RETIREMENT PLAN
        The Company maintains a nonqualified, unfunded, defined benefit pension plan for the Board of Directors and certain officers. The components of the Company's net periodic cost for the plan is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------
                                                        2005             2004             2003
                                                   --------------   --------------   --------------
        Components of net periodic benefit cost:
        Service cost                               $      107,755   $       99,056   $       97,232
        Interest cost                                     131,324          116,503          104,710
        Expected return on assets                               -                -                -
        Amortization of prior service cost                121,925          121,925          121,925
                                                   --------------   --------------   --------------

        Net periodic pension cost                  $      361,004   $      337,484   $      323,867
                                                   ==============   ==============   ==============

        Weighted average assumptions:

        Discount rate                                        5.55%           6.50%            6.50%
        Rate of return on assets                              n/a             n/a              n/a
        Rate of increase in future board
          fees/salary levels                                 4.00%           4.00%            4.00%

        401(K) PLAN
        The Company also maintains a 401(k) retirement plan for substantially all of its employees. Certain senior officers of the Bank have been designated as Trustees of the 401(k) plan. The Company will match an employee's contribution up to a maximum of 5% of the employee's annual gross compensation. For the years ended December 31, 2004 and 2003, the Company matched 200% of the employee's contribution. Beginning January 1, 2005, this match was reduced to 100% of the employee's contribution. The Board of Directors took this action upon its review of the total compensation programs available to the Company's employees, including the increased benefits available as a result of the mutual holding company reorganization completed in December 2004. The expense incurred for this plan was approximately $181,000, $330,000, and $308,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

        EMPLOYEE STOCK OWNERSHIP PLAN
        In 2004, the Company established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are expected to be released over a 15-year period. Shares released are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. As of December 31, 2005, 571,320 shares of the Company's common stock had been purchased for approximately $7.4 million by the ESOP. Of these shares, 418,820 shares were purchased in 2005 for approximately $5.3 million. As of December 31, 2004, 152,500 shares of the Company's common stock had been purchased for approximately $2.0 million by the ESOP. No additional purchases are expected to be made by the ESOP under this plan. The average purchase price of the 571,320 shares held at December 31, 2005 was $12.90 per share. The fair value of these shares December 31, 2005 was approximately $7.2 million. During the year ended December 31, 2005, approximately 38,000 shares were committed to be released to participants resulting in recognition of approximately $475,000 in compensation expense. These shares were subsequently released to participants' accounts in March 2006. During the year ended December 31, 2004, no shares were committed to be released and no expense was recognized.

        RABBI TRUST
        During 2004, the Company established a rabbi trust to fund certain benefit plans. An officer of the Bank has been designated as Trustee of the trust. Approximately 107,000 shares of the Company's common stock were purchased for $1.1 million by this trust in December 2004 for the benefit of certain officers and directors that acquired shares through our deferred compensation plans. During the year ended December 31, 2005, approximately 2,000 shares of the Company's common stock held by the trust were released to one eligible participant. As of December 31, 2005, the trust holds 105,000 shares of the Company's common stock as well as an additional $274,000 in cash. The assets of the trust are sufficient to cover the liabilities of the Company's executive deferred compensation plan and board of directors deferred compensation plan.

        RECOGNITION AND RETENTION PLAN
        In June 2005, the shareholders of the Company approved the adoption of the 2005 Recognition and Retention Plan (the "RRP"). Certain senior officers of the Bank have been designated as Trustees of the RRP. The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the RRP, the Recognition Plan Trust (the "Trust") purchased 285,660 shares of the Company's common stock in the open market for approximately $3.7 million, an average price of $12.95 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the plan, all 285,660 shares acquired by the Trust were granted to certain officers, employees and directors of the Company in July 2005. Approximately 3,000 forfeited shares were reallocated in December 2005. RRP shares will generally vest at the rate of 20% per year over five years.

        A summary of the status of the shares under the RRP as of December 31, 2005 and changes during the year ended December 31, 2005 are presented below:

                                                                 YEAR ENDED DECEMBER 31, 2005
                                                       ------------------------------------------------
                                                                                  WEIGHTED AVERAGE
                                                         NUMBER OF SHARES       GRANT DATE FAIR VALUE
                                                       --------------------   -------------------------
        Nonvested at the beginning of the year                            -   $                       -
        Granted                                                     288,160                       12.02
        Vested                                                            -                           -
        Forfeited                                                    (2,500)                      12.01
                                                       --------------------   -------------------------

        Nonvested at the end of the year                            285,660   $                   12.02
                                                       ====================   =========================

        Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company's stock at the date of grant. During the year ended December 31, 2005, approximately 28,000 shares were amortized to expense, based on the proportional vesting of the awarded shares. During year ended December 31, 2005, approximately $333,000 was recognized in compensation expense for the plan. No tax benefit was recognized from the plan during this period. As of December 31, 2005, approximately $3.1 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At December 31, 2005, the weighted average remaining lives of the RRP awards is approximately 4.5 years.

        STOCK OPTIONS
        In June 2005, the shareholders of the Company also approved the adoption of the 2005 Stock Option Plan (the "Option Plan"). The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 714,150 shares of common stock have been reserved for future issuance pursuant to the Option Plan of which 70,900 shares remain unawarded. Approximately 3,000 options forfeited during the year ended December 31, 2005 were granted to other employees.

        A summary of the status of the Company's stock options under the Option Plan as of December 31, 2005 and changes during the year ended December 31, 2005 are presented below:

                                                                 YEAR ENDED DECEMBER 31, 2005
                                                       ------------------------------------------------
                                                                                  WEIGHTED AVERAGE
                                                         NUMBER OF SHARES       GRANT DATE FAIR VALUE
                                                       --------------------   -------------------------
        Outstanding at the beginning of the year                          -   $                       -
        Granted                                                     646,100                       12.02
        Exercised                                                         -                           -
        Forfeited                                                    (2,850)                      12.01
                                                       --------------------   -------------------------

        Outstanding at the end of the year                          643,250   $                   12.02
                                                       ====================   =========================

        Exercisable at the end of the year                                -   $                       -
                                                       ====================   =========================

        The following table summarizes all stock options outstanding under the Option Plan as of December 31, 2005:

                                          OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                          ----------------------------------------------------  ---------------------------------
                                              WEIGHTED       WEIGHTED AVERAGE                       WEIGHTED
                            NUMBER OF         AVERAGE           REMAINING         NUMBER OF         AVERAGE
        Exercise Price        SHARES       EXERCISE PRICE    CONTRACTUAL LIFE       SHARES       EXERCISE PRICE
      ------------------  -------------  ------------------ ------------------  -------------  ------------------
                                                                (in years)
            $12.01            638,750       $      12.01                9.5               -       $          -
             13.35              4,500              13.35                9.9               -                  -
                            ---------       ------------       ------------       ---------       ------------

            Total             643,250       $      12.02                9.5               -       $          -
                            =========       ============       ============       =========       ============

        The estimated fair value of options granted during 2005 was $2.88 per share. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

                                                    YEAR ENDED
                                                DECEMBER 31, 2005
                                              ---------------------

        Dividend yield                                      1.67%
        Expected volatility                                23.62%
        Risk-free interest rate                      3.74 - 4.34%
        Expected life of options                      3 - 7 years

        The dividend yield was calculated based on the dividend amount and stock price existing at the grant date taking into consideration expected increases in the dividend and stock price over the lives of the options. The actual dividend yield may differ from this assumption. The risk-free interest rate used was based on the rates of treasury securities with maturities equal to the expected lives of the options.

        As this was the first option award provided to employees and directors of the Company, management made certain assumptions regarding the exercise behavior of recipients without the use of any prior exercise behavior as a basis. Assumptions of exercise behavior were made on an individual basis for directors and executive officers and general assumptions were made for the remainder of employees. In making these assumptions, management considered the age and financial status of recipients in addition to other qualitative factors.

        Given the relatively short time period for which the Company has had its common stock outstanding to the public, it was determined that the historical volatility of our stock price since our initial public offering in December 2004 would not provide a reliable basis for determining the expected volatility of our stock price over the expected lives of our option awards. Accordingly, management determined that the volatility used in the option pricing model should be based on the volatilities of comparable companies. Management engaged a third party to assist in performing the task of selecting comparable companies and determining the volatility of their stock. The volatility used by the Company was based on the average historical volatilities of these comparable companies.

        During the year ended December 31, 2005, approximately $181,000 was recognized in compensation expense for the Option Plan. No tax benefit was recognized from the plan during this period. At December 31, 2005, approximately $1.7 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.5 years.

15.     COMMITMENTS AND CONTINGENCIES

        The Bank had approximately $3,597,000 in outstanding mortgage loan commitments at December 31, 2005. The commitments are expected to be funded within 90 days with $3,597,000 in fixed rates ranging from 5.50% to 6.25%. These loans are not originated for resale. Also outstanding at December 31, 2005 were unused lines of credit totaling approximately $63,953,000.

        The Bank had approximately $3,700,000 in outstanding mortgage loan commitments at December 31, 2004. The commitments are expected to be funded within 90 days with $3,700,000 in fixed rates ranging from 5.00% to 6.25%. These loans are not originated for resale. Also outstanding at December 31, 2004 were unused lines of credit totaling approximately $58,585,000.

        Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At December 31, 2005 and December 31, 2004, the Bank had letters of credit outstanding of approximately $14.1 million and $11.3 million, respectively, of which $12.5 million and $10.5 million, respectively, were standby letters of credit. At December 31, 2005 and 2004, the uncollateralized portion of the letters of credit extended by the Bank was approximately $169,000 and $215,000, respectively, of which $97,000 and $99,000, respectively, was for standby letters of credit.

        The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

        Among the Company's contingent liabilities, are exposures to limited recourse arrangements with respect to the sales of whole loans and participation interests. At December 31, 2005, the exposure, which represent a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

16.     REGULATORY CAPITAL REQUIREMENTS

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2005, the Company and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2005 and 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier I risk-based, total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank' s category.

        The Company's and the Bank's actual capital amounts and ratios are presented in the table below:

                                                                                           TO BE WELL CAPITALIZED
                                                                       REQUIRED FOR            UNDER PROMPT
                                                                     CAPITAL ADEQUACY        CORRECTIVE ACTION
                                                 ACTUAL                   PURPOSES               PROVISIONS
                                       -------------------------  -----------------------  ----------------------
                                           AMOUNT       RATIO         AMOUNT      RATIO       AMOUNT      RATIO
        As of December 31, 2005:
        Total Capital
          (to Risk Weighted Assets)
            The Company                $ 121,387,000    23.47 %   $ 41,373,000     8.00 %       N/A         N/A
            The Bank                      89,058,000    17.21       41,398,000     8.00    $ 51,748,000   10.00 %
        Tier I Capital
          (to Risk Weighted Assets)
            The Company                  119,932,000    16.94       20,686,000     4.00         N/A         N/A
            The Bank                      87,603,000    16.93       20,699,000     4.00      31,049,000    6.00
        Tier I Capital
          (to Average Assets)
            The Company                  119,932,000    14.28       28,045,000     4.00         N/A         N/A
            The Bank                      87,603,000    10.46       33,496,000     4.00      41,870,000    5.00

        As of December 31, 2004:
        Total Capital
          (to Risk Weighted Assets)
            The Company                $ 125,318,000    29.96 %   $ 33,460,000     8.00 %       N/A         N/A
            The Bank                      90,690,000    21.57       33,631,000     8.00    $ 42,039,000   10.00 %
        Tier I Capital
          (to Risk Weighted Assets)
            The Company                  123,905,000    29.62       16,730,000     4.00         N/A         N/A
            The Bank                      89,277,000    21.24       16,816,000     4.00      25,223,000    6.00
        Tier I Capital
          (to Average Assets)
            The Company                  123,905,000    17.67       28,596,000     4.00         N/A         N/A
            The Bank                      89,277,000    12.73       28,045,000     4.00      35,057,000    5.00

17.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                              DECEMBER 31,
                                         --------------------------------------------------------
                                                   2005                         2004
                                         ---------------------------  ---------------------------
                                                         ESTIMATED                    ESTIMATED
                                           CARRYING        FAIR         CARRYING         FAIR
                                            AMOUNT         VALUE         AMOUNT         VALUE
                                               (IN THOUSANDS)               (IN THOUSANDS)
        Assets:
          Cash and cash equivalents       $   27,714    $   27,714     $   33,296    $    33,296
          Investment securities               99,224        99,145         86,384         86,500
          Mortgage-backed securities         147,354       145,449        164,732        164,350
          Loans receivable--net              529,487       512,873        412,656        410,388

        Liabilities:
          Deposits                        $  501,183    $  469,970     $  405,290    $   380,580
          Advances from Federal
            Home Loan Bank                   201,445       203,431        170,666        174,735
          Other borrowed money                16,114        16,114         12,866         12,866
          Interest rate swaps and caps             -             -             85             85

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

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2005 and 2004 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

18.     ABINGTON COMMUNITY BANCORP, INC. (PARENT COMPANY ONLY)

        Certain condensed financial information follows:


        STATEMENTS OF FINANCIAL CONDITION
        ---------------------------------------------------------------------------------------------------

                                                               December 31, 2005        December 31, 2004
                                                             ---------------------    ---------------------
        ASSETS

        Cash and cash equivalents                            $          25,639,310    $          36,766,348
        Investment in Abington Bank                                     84,901,681               88,426,883
        Loans receivable                                                 7,007,751                        -
        Other assets                                                         2,025                        -
                                                             ---------------------    ---------------------

        TOTAL ASSETS                                         $         117,550,767    $         125,193,231
                                                             =====================    =====================

        LIABILITIES AND STOCKHOLDERS' EQUITY

        LIABILITIES:
            Accounts payable and accrued expenses            $             320,000    $           2,138,530
                                                             ---------------------    ---------------------

                   Total liabilities                                       320,000                2,138,530
                                                             ---------------------    ---------------------

        STOCKHOLDERS' EQUITY
          Preferred stock, $0.01 par value, 10,000,000
            shares authorized, none issued
          Common stock, $0.01 par value, 40,000,000
            shares authorized, issued and outstanding:
            15,870,000 in 2004                                             158,700                  158,700
          Additional paid-in capital                                    69,234,964               69,096,936
          Unallocated common stock held by:
            Employee Stock Ownership Plan (ESOP)                        (6,880,236)              (2,046,137)
            Recognition and Retention Plan Trust (RRP)                  (3,339,413)                       -
            Deferred compensation plans trust                           (1,050,000)              (1,074,200)
          Retained earnings                                             61,889,180               57,881,651
          Accumulated other comprehensive loss                          (2,782,428)                (962,249)
                                                             ---------------------    ---------------------

                   Total stockholders' equity                          117,230,767              123,054,701
                                                             ---------------------    ---------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $         117,550,767    $         125,193,231
                                                             =====================    =====================

        STATEMENT OF INCOME
        ------------------------------------------------------------------------
                                                                 Year Ended
                                                                December 31,
                                                              ---------------
                                                                    2005
                                                              ---------------

        INCOME:
          Interest on loans                                   $       346,045
                                                              ---------------
                   Total income                                       346,045
                                                              ---------------
        EXPENSES:
          Professional services                                       200,000
          Other                                                       152,000
                                                              ---------------
                   Total expenses                                     352,000
                                                              ---------------
        INCOME BEFORE INCOME TAXES                                     (5,955)
                                                              ---------------
        EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY                6,306,261
                                                              ---------------
        PROVISION FOR INCOME TAXES                                     (2,025)
                                                              ---------------
        NET INCOME                                            $     6,302,331
                                                              ===============


        STATEMENT OF CASH FLOWS
        ------------------------------------------------------------------------

                                                                 Year Ended
                                                                December 31,
                                                              ---------------
                                                                    2005
                                                              ---------------

        OPERATING ACTIVITIES:
          Net income                                          $     6,302,331
          Adjustments to reconcile net income to net cash
            provided by operating activities:
            Undistributed income of subsidiary                     (6,306,261)
            Changes in assets and liabilities which (used)
              provided cash:
              Other assets                                             (2,025)
              Accounts payable and accrued expenses                   320,000
                                                              ---------------
                Net cash provided by operating activities             314,045
                                                              ---------------
        INVESTING ACTIVITIES:
          Principal collected on loans                                466,624
          Disbursements for loans                                  (7,474,375)
                                                              ---------------
                Net cash used in investing activities              (7,007,751)
                                                              ---------------
        FINANCING ACTIVITIES:
          Repayments of liabilities                                (2,138,530)
          Payment of cash dividend                                 (2,294,802)
                                                              ---------------
                Net cash provided by financing activities          (4,433,332)
                                                              ---------------

        NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (11,127,038)
        CASH AND CASH EQUIVALENTS--Beginning of period             36,766,348
                                                              ---------------
        CASH AND CASH EQUIVALENTS--End of period              $    25,639,310
                                                              ===============

        Since Abington Community Bancorp, Inc. was formed on December 16, 2004, no condensed statements of income or cash flows are presented for the period from December 16, 2004 to December 31, 2004 due to the insignificant nature of the balances.

19.     CONVERSION AND REORGANIZATION TO MUTUAL HOLDING COMPANY

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


                                     ******

SUPPLEMENTARY DATA

SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents summarized quarterly data for each of the last two years.


Three Months Ended:                            DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                               ------------   -------------   --------   ---------
                                                 (Dollars in thousands, except per share data)
2005
Total interest income                          $     11,039   $      10,399   $  9,666   $   8,907
Total interest expense                                5,564           5,050      4,433       3,952
                                               ------------   -------------   --------   ---------
Net interest income                                   5,475           5,349      5,233       4,955
Provision for loan losses                                 5              20         --          --
                                               ------------   -------------   --------   ---------
  Net interest income after provision for
       loan losses                                    5,470           5,329      5,233       4,955
Total non-interest income                               688             769        762         579
Total non-interest expense                            4,053           3,900      3,538       3,485
                                               ------------   -------------   --------   ---------
Income before income taxes                            2,105           2,198      2,457       2,049
Income taxes                                            544             604        721         638
                                               ------------   -------------   --------   ---------
Net income                                     $      1,561   $       1,594   $  1,736   $   1,411
                                               ============   =============   ========   =========
Basic earnings per share                                .10             .10        .11         .09
Diluted earnings per share                              .10             .10        .11         .09

2004
Total interest income                          $      8,426   $       7,761   $  7,339   $   7,323
Total interest expense                                3,803           3,601      3,441       3,364
                                               ------------   -------------   --------   ---------
Net interest income                                   4,623           4,160      3,898       3,959
Provision for loan losses                                --              --         --          45
                                               ------------   -------------   --------   ---------
  Net interest income after provision for
       loan losses                                    4,623           4,160      3,898       3,914
Total non-interest income                               639             509        824         271
Total non-interest expense                            3,197           3,044      2,824       2,950
                                               ------------   -------------   --------   ---------
Income before income taxes                            2,065           1,625      1,898       1,235
Income taxes                                            656             571        631         410
                                               ------------   -------------   --------   ---------
Net income                                     $      1,409   $       1,054   $  1,267   $     825
                                               ============   =============   ========   =========
Basic earnings per share                            n/a (1)             n/a        n/a         n/a
Diluted earnings per share                          n/a (1)             n/a        n/a         n/a

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and are operating in an effective manner. No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" in our definitive proxy statement for the annual meeting of shareholders to be held in May 2006 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission on or before April 30, 2006.

Incorporated by reference to "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Conduct and Ethics may be found on the Company's website at WWW.ABINGTONBANK.COM.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to "Management Compensation," "Report of the Compensation Committee" and "Performance Graph" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Information regarding security ownership of certain beneficial owners and management is incorporated by reference to "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION. The following table provides information as of December 31, 2005 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 Stock Option Plan and 2005 Recognition and Retention Plan, both of which were approved by our shareholders.

                                                                                              Number of securities
                                                                                            remaining available for
                                   Number of securities to be        Weighted-average     future issuance under equity
                                     issued upon exercise of        exercise price of    compensation plans (excluding
                                  outstanding options, warrants    outstanding options,     securities reflected in
                                           and rights              warrants and rights            column (a))
         Plan Category                         (a)                         (b)                        (c)
--------------------------------  ------------------------------  ---------------------  ------------------------------
Equity compensation plans
   approved by security holders              928,910(1)                 $12.02(1)                  70,900
Equity compensation plans
   not approved by security
   holders                                        --                        --                         --
                                             -------                    ------                     ------
Total                                        928,910                    $12.02                     70,900
                                             =======                                               ======

-------------------
(1) Includes 285,660 shares subject to restricted stock grants which were not vested as of December 31, 2005. The weighted-average exercise price excludes such restricted stock grants.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to "Management Compensation - Indebtedness of Management and Related Party Transactions" in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to "Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement.


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

        Report of Independent Registered Public Accounting Firm

        Consolidated Statements of Financial Condition for the Years Ended December 31, 2005 and 2004

        Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

        Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

        Notes to Consolidated Financial Statements

(B)     LIST OF EXHIBITS

NO.            DESCRIPTION                                                                       LOCATION
-----------    -------------------------------------------------------------------------------   -----------------
  3.1          Articles of Incorporation of Abington Community Bancorp, Inc.                                   (1)

  3.2          Bylaws of Abington Community Bancorp, Inc.                                                      (1)

  4.0          Form of Stock Certificate of Abington Community Bancorp, Inc.                                   (1)

 10.1*         Employment Agreement between Abington Bank and Robert W. White                                  (1)

 10.2*         Form of Draft Employment Agreement between Abington Bank and each of Edward                     (1)
               W. Gormley, Frank Kovalcheck and Jack J. Sandoski

 10.3*         Amended and Restated Board of Directors Deferred Compensation Plan                              (2)

 10.4*         Amended and Restated Executive Deferred Compensation Plan                                       (2)

 10.5*         Supplemental Executive Retirement Plan                                                          (2)

 10.6*         Board of Trustees Retirement Plan                                                               (2)

 10.7*         Abington Community Bancorp, Inc. 2005 Stock Option Plan                                         (3)

 10.8*         Abington Community Bancorp, Inc. 2005 Recognition and Retention Plan and                        (3)
               Trust Agreement

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

-------------
*       Denotes a management contract or compensatory plan or arrangement

(1) Incorporated by reference from Abington Community Bancorp's Registration Statement on Form S-1 filed on June 10, 2004, as amended and declared effective on October 21, 2004 (Registration No. 333-116370)

(2) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 31, 2005 (File No. 0-51077).

(3) Incorporated by reference from the registrant's Current Report on Form 8-K dated as of June 23, 2005 and filed with the SEC on June 27, 2005 (File No. 0-51077).

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

                ABINGTON COMMUNITY BANCORP, INC.



                By: /s/ Robert W. White
                   -----------------------------------------
                   Robert W. White
                   Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             NAME                                     TITLE                                 DATE
-----------------------------------     -------------------------------------        --------------------
/s/ Robert W. White                     Chairman of the Board, President and            March 27, 2006
-----------------------------------     Chief Executive Officer
Robert W. White


/s/ Jack J. Sandoski                    Senior Vice President and Chief                 March 27, 2006
-----------------------------------     Financial Officer
Jack J. Sandoski


/s/ Michael F. Czerwonka, III           Director                                        March 27, 2006
-----------------------------------
Michael F. Czerwonka, III


/s/ A. Stuard Graham, Jr.               Director                                        March 27, 2006
-----------------------------------
A. Stuard Graham, Jr.


/s/ Jane Margraff Kieser                Director                                        March 27, 2006
-----------------------------------
Jane Margraff Kieser


/s/ Joseph B. McHugh                    Director                                        March 27, 2006
-----------------------------------
Joseph B. McHugh


/s/ Robert John Pannepacker, Sr.        Director                                        March 27, 2006
-----------------------------------
Robert John Pannepacker, Sr.