Form 10-Q
period 2006-03-31
Abington Community Bancorp, Inc.
filed 2006-05-12
CIK 1292898

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
                                      -----------------------------------

        Commission file number: 0-51077

                        Abington Community Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

     Pennsylvania                                        02-0724068
---------------------------------           -----------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

         180 Old York Road
       Jenkintown, Pennsylvania                                 19046
----------------------------------------                  -------------------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (215) 886-8280
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes         No  X
                                               ------     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 2006, 15,658,160 shares of the Registrant's common stock were outstanding.

ABINGTON COMMUNITY BANCORP, INC.

TABLE OF CONTENTS


                                                                                                                  PAGE

PART I - FINANANCIAL INFORMATION

   ITEM 1. CONDENSED FINANCIAL STATEMENTS

     Unaudited Consolidated Statements of Financial Condition as of March 31, 2006
     and December 31, 2005                                                                                         1

     Unaudited Consolidated Statements of Income for the Three Months Ended March 31,
     2006 and 2005                                                                                                 2

     Unaudited Consolidated Statements of Stockholders' Equity and Comprehensive Income
     for the Three Months Ended March 31, 2006 and 2005                                                            3

     Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31,
     2006 and 2005                                                                                                 4

     Notes to Unaudited Consolidated Financial Statements                                                          5

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                                                             23

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                              34

   ITEM 4. CONTROLS AND PROCEDURES                                                                                 37


PART II - OTHER INFORMATION

   ITEM 1. Legal Proceedings                                                                                       38

   ITEM 1A. Risk Factors                                                                                           38

   ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds                                             38

   ITEM 3. Defaults upon Senior Securities                                                                         38

   ITEM 4. Submission of Matters to a Vote of Security Holders                                                     38

   ITEM 5. Other Information                                                                                       39

   ITEM 6. Exhibits                                                                                                39

   SIGNATURES                                                                                                      40

   CERTIFICATIONS

ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                   MARCH 31, 2006  DECEMBER 31, 2005
                                                                   --------------  -----------------
ASSETS

Cash and due from banks                                             $  17,043,295    $  19,460,237
Interest-bearing bank balances                                         23,535,635        8,254,004
                                                                    -------------    -------------
      Total cash and cash equivalents                                  40,578,930       27,714,241
Investment securities held to maturity (estimated fair
  value--2006, $20,132,286; 2005, $20,316,775)                         20,395,052       20,395,593
Investment securities available for sale (amortized cost--
  2006, $79,805,450; 2005, $80,775,605)                                77,613,288       78,828,696
Mortgage-backed securities held to maturity (estimated fair
  value--2006, $61,517,693; 2005, $65,505,255)                         64,357,068       67,410,735
Mortgage-backed securities available for sale (amortized cost--
  2006, $83,299,938; 2005, $82,212,270)                                80,428,750       79,943,379
Loans receivable, net of allowance for loan losses
   (2006, $1,442,611; 2005, $1,454,510)                               530,054,836      529,487,209
Accrued interest receivable                                             3,701,117        3,475,350
Federal Home Loan Bank stock--at cost                                  11,109,300       11,061,200
Cash surrender value - bank owned life insurance                       15,665,645       15,498,958
Property and equipment, net                                             7,899,762        6,510,144
Deferred tax asset                                                      2,948,855        2,648,200
Prepaid expenses and other assets                                         688,687        1,098,106
                                                                    -------------    -------------

TOTAL ASSETS                                                        $ 855,441,290    $ 844,071,811
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest-bearing                                             $  41,812,643    $  43,333,286
    Interest-bearing                                                  471,196,904      457,849,738
                                                                    -------------    -------------
      Total deposits                                                  513,009,547      501,183,024
  Advances from Federal Home Loan Bank                                200,294,422      201,444,952
  Other borrowed money                                                 16,462,753       16,113,949
  Accrued interest payable                                              3,393,000        1,909,234
  Advances from borrowers for taxes and insurance                       2,597,536        2,384,314
  Accounts payable and accrued expenses                                 4,308,432        3,805,571
                                                                    -------------    -------------

           Total liabilities                                          740,065,690      726,841,044
                                                                    -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 10,000,000 shares authorized,
    none issued                                                              --               --
  Common stock, $0.01 par value, 40,000,000 shares authorized, issued: 15,870,000 in 2006 and 2005, oustanding:
    15,670,653 in 2006 and 15,870,000 in 2005                             158,700          158,700
  Additional paid-in capital                                           69,316,815       69,234,964
  Treasury stock--at cost, 199,347 shares                              (2,662,507)            --
  Unallocated common stock held by:
    Employee Stock Ownership Plan (ESOP)                               (6,757,374)      (6,880,236)
    Recognition & Retention Plan Trust (RRP)                           (3,158,313)      (3,339,413)
    Deferred compensation plans trust                                  (1,054,480)      (1,050,000)
  Retained earnings                                                    62,874,570       61,889,180
  Accumulated other comprehensive loss                                 (3,341,811)      (2,782,428)
                                                                    -------------    -------------

           Total stockholders' equity                                 115,375,600      117,230,767
                                                                    -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 855,441,290    $ 844,071,811
                                                                    =============    =============

See notes to unaudited consolidated financial statements

ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         2006            2005
                                                    ------------    ------------
INTEREST INCOME:
  Interest and fees on loans                        $  8,717,783    $  6,278,624
  Interest and dividends on investment and
    mortgage-backed securities
      Taxable                                          2,345,812       2,516,589
      Tax-exempt                                         214,482         111,345
                                                    ------------    ------------

           Total interest income                      11,278,077       8,906,558

INTEREST EXPENSE:
  Interest on deposits                                 3,298,660       1,969,324
  Interest on Federal Home Loan Bank advances          2,289,428       1,904,501
  Interest on other borrowed money                       144,127          77,995
                                                    ------------    ------------

           Total interest expense                      5,732,215       3,951,820
                                                    ------------    ------------

NET INTEREST INCOME                                    5,545,862       4,954,738

PROVISION FOR LOAN LOSSES                                   --              --
                                                    ------------    ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                            5,545,862       4,954,738
                                                    ------------    ------------

NON-INTEREST INCOME:
  Service charges                                        408,635         436,035
  Rental income                                            7,636          15,451
  Gain on derivative instruments, net                       --            14,175
  Income on bank owned life insurance                    166,687           2,465
  Loss on sale of investment securities                     (601)           --
  Other income                                           112,631         111,363
                                                    ------------    ------------

           Total non-interest income                     694,988         579,489
                                                    ------------    ------------

NON-INTEREST EXPENSES:
  Salaries and employee benefits                       2,121,408       1,805,039
  Occupancy                                              387,745         405,745
  Depreciation                                           148,919         123,269
  Professional services                                  160,631         189,984
  Data processing                                        324,348         353,216
  ATM expense                                             82,493          85,837
  Deposit insurance premium                               34,476          29,096
  Advertising and promotions                              92,981          92,084
  Other                                                  438,870         401,133
                                                    ------------    ------------

           Total non-interest expenses                 3,791,871       3,485,403
                                                    ------------    ------------

INCOME BEFORE INCOME TAXES                             2,448,979       2,048,824

PROVISION FOR INCOME TAXES                               702,468         637,940
                                                    ------------    ------------

NET INCOME                                          $  1,746,511    $  1,410,884
                                                    ============    ============

BASIC EARNINGS PER COMMON SHARE                     $       0.12    $       0.09
DILUTED EARNINGS PER COMMON SHARE                   $       0.11    $       0.09

BASIC AVERAGE COMMON SHARES OUTSTANDING:              15,026,117      15,504,360
DILUTED AVERAGE COMMON SHARES OUTSTANDING:            15,278,905      15,504,360

See notes to unaudited consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
INCOME
--------------------------------------------------------------------------------

                                                                                                             COMMON
                                                                                                             STOCK
                                                                                                            ACQUIRED
                                          COMMON                          ADDITIONAL                           BY
                                          STOCK            COMMON          PAID-IN          TREASURY         BENEFIT
                                          SHARES           STOCK           CAPITAL            STOCK           PLANS
                                       -------------    -------------   -------------    -------------    -------------
BALANCE--JANUARY 1, 2006                  15,870,000    $     158,700   $  69,234,964    $        --      $ (11,269,649)

  Comprehensive income:
    Net income                                  --               --              --               --               --
    Net realized holding loss on
     available for sale securities
      arising during the period, net
      of tax benefit of $288,167                --               --              --               --               --


  Comprehensive income


  Treasury stock purchased                  (199,347)            --              --         (2,662,507)            --
  Cash dividends declared,
     ($0.05 per share)                          --               --              --               --               --
  Stock options expense                         --               --            90,826             --               --
  Dividends reinvested in deferred
      compensation plans trust                  --               --              --               --             (4,480)
  Amortization of RRP shares                    --               --           (12,946)            --            181,100
  ESOP shares committed to
      be released                               --               --             3,971             --            122,862
                                       -------------    -------------   -------------    -------------    -------------
BALANCE--MARCH 31, 2006                   15,670,653    $     158,700   $  69,316,815    $  (2,662,507)   $ (10,970,167)
                                                        =============   =============    =============    =============

                                                        ACCUMULATED
                                                           OTHER           TOTAL
                                          RETAINED      COMPREHENSIVE    STOCKHOLDERS'
                                          EARNINGS          LOSS           EQUITY
                                       -------------    -------------    -------------
BALANCE--JANUARY 1, 2006               $  61,889,180    $  (2,782,428)   $ 117,230,767

  Comprehensive income:
    Net income                             1,746,511             --          1,746,511
    Net realized holding loss on
     available for sale securities
      arising during the period, net
      of tax benefit of $288,167                --           (559,383)        (559,383)
                                                                         -------------

  Comprehensive income                                                       1,187,128
                                                                         -------------

  Treasury stock purchased                      --               --         (2,662,507)
  Cash dividends declared,
     ($0.05 per share)                      (761,121)            --           (761,121)
  Stock options expense                         --               --             90,826
  Dividends reinvested in deferred
      compensation plans trust                  --               --             (4,480)
  Amortization of RRP shares                    --               --            168,154
  ESOP shares committed to
      be released                               --               --            126,833
                                       -------------    -------------    -------------
BALANCE--MARCH 31, 2006                $  62,874,570    $  (3,341,811)   $ 115,375,600
                                       =============    =============    =============





                                                                                                 COMMON
                                                                                                 STOCK
                                                                                                ACQUIRED
                                           COMMON                        ADDITIONAL               BY
                                            STOCK         COMMON          PAID-IN    TREASURY   BENEFIT           RETAINED
                                           SHARES         STOCK           CAPITAL     STOCK      PLANS            EARNINGS
                                       -------------   -------------   -------------  -----   -------------    -------------
BALANCE--JANUARY 1, 2005                  15,870,000   $     158,700   $  69,096,936    $--   $  (3,120,337)   $  57,881,651

  Comprehensive income:
    Net income                                  --              --              --       --            --          1,410,884
    Net realized holding loss on
     available for sale securities
      arising during the period, net
      of tax benefit of $698,677                --              --              --       --            --               --


  Comprehensive income


  Common stock acquired by ESOP                 --              --              --       --      (4,169,547)            --
  ESOP shares committed to
      be released                               --              --               (70)    --         126,385             --
                                       -------------   -------------   -------------    ---   -------------    -------------

BALANCE--MARCH 31, 2005                   15,870,000   $     158,700   $  69,096,866    $--   $  (7,163,499)   $  59,292,535
                                                       =============   =============    ===   =============    =============



                                        ACCUMULATED
                                          OTHER           TOTAL
                                       COMPREHENSIVE   STOCKHOLDERS'
                                           LOSS           EQUITY
                                       -------------    -------------
BALANCE--JANUARY 1, 2005               $    (962,249)   $ 123,054,701

  Comprehensive income:
    Net income                                  --          1,410,884
    Net realized holding loss on
     available for sale securities
      arising during the period, net
      of tax benefit of $698,677          (1,356,259)      (1,356,259)
                                                        -------------

  Comprehensive income                                         54,625
                                                        -------------

  Common stock acquired by ESOP                 --         (4,169,547)
  ESOP shares committed to
      be released                               --            126,315
                                       -------------    -------------

BALANCE--MARCH 31, 2005                $  (2,318,508)   $ 119,066,094
                                       =============    =============

See notes to unaudited consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                      Three Months Ended March 31,
                                                                    ------------------------------
                                                                         2006             2005
                                                                    -------------    -------------
OPERATING ACTIVITIES:
  Net income                                                        $   1,746,511    $   1,410,884
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                          148,919          123,269
    Share-based compensation expense                                      385,813          126,315
    Unrealized gain on derivative instruments                                --            (68,000)
    Loss on sale of investment securities                                     601             --
    Deferred income tax benefit                                           (12,488)         (76,643)
    Amortization of:
      Deferred loan fees                                                 (203,177)        (291,085)
      Premiums and discounts, net                                          39,526           69,303
    Income from bank owned life insurance                                (166,687)          (2,465)
    Changes in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                        (225,767)        (296,390)
      Prepaid expenses and other assets                                   409,419         (791,803)
      Accrued interest payable                                          1,483,766          849,209
      Accounts payable and accrued expenses                               498,381          848,869
                                                                    -------------    -------------

           Net cash provided by operating activities                    4,104,817        1,901,463
                                                                    -------------    -------------

INVESTING ACTIVITIES:
  Principal collected on loans                                         48,853,972       48,824,880
  Disbursements for loans                                             (49,218,422)     (51,220,333)
  Purchases of:
    Mortgage-backed securities held to maturity                              --         (7,597,217)
    Mortgage-backed securities available for sale                      (4,588,086)     (15,585,382)
    Investments available for sale                                     (2,029,827)      (4,020,282)
    Federal Home Loan Bank stock                                         (651,391)        (695,900)
    Property and equipment                                             (1,538,537)         (48,170)
    Bank owned life insurance                                                --        (15,000,000)
  Proceeds from:
    Maturities of mortgage-backed securities available for sale              --          1,211,522
    Sales and maturities of investments available for sale              2,999,688          500,000
    Principal repayments of mortgage-backed securities
      held to maturity                                                  3,019,079        5,317,221
    Principal repayments of mortgage-backed securities
      available for sale                                                3,495,714        3,818,140
    Redemption of Federal Home Loan Bank stock                            603,291        1,055,700
                                                                    -------------    -------------

           Net cash used in investing activities                          945,481      (33,439,821)
                                                                    -------------    -------------

FINANCING ACTIVITIES:
  Net decrease in demand deposits and savings accounts                 (7,418,285)      (4,046,100)
  Net increase in certificate accounts                                 19,244,808       20,743,738
  Net increase in other borrowed money                                    348,804        5,898,037
  Advances from Federal Home Loan Bank                                147,200,000       73,995,000
  Repayments of advances from Federal Home Loan Bank                 (148,350,530)     (64,293,894)
  Net increase in advances from borrowers
    for taxes and insurance                                               213,222          213,493
  Acquisition of stock for ESOP and RRP                                      --         (4,169,547)
  Purchase of treasury stock                                           (2,662,507)            --
  Payment of cash dividend                                               (761,121)            --
                                                                    -------------    -------------

             Net cash provided by financing activities                  7,814,391       28,340,727
                                                                    -------------    -------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                     12,864,689       (3,197,631)

CASH AND CASH EQUIVALENTS--Beginning of period                         27,714,241       33,295,832
                                                                    -------------    -------------

CASH AND CASH EQUIVALENTS--End of period                            $  40,578,930    $  30,098,201
                                                                    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Cash paid during the year for:

    Interest on deposits and other borrowings                       $   4,248,449    $   3,102,611
                                                                    =============    =============
    Income taxes                                                    $        --      $     750,000
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

ABINGTON COMMUNITY BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF FINANCIAL STATEMENT PRESENTATION-- Abington Community Bancorp, Inc. (the "Company") is a Pennsylvania corporation, which was organized to be a mid-tier holding company for Abington Savings Bank. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name "Abington Bank" (the "Bank" or "Abington Bank"). The Company was organized in conjunction with the Bank's reorganization from the mutual savings bank to the mutual holding company structure in December 2004. Abington Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Abington Mutual Holding Company owns approximately 56% of the Company's outstanding common stock and must continue to own at least a majority of the voting stock of the Company. The Bank is a wholly owned subsidiary of the Company. The Company's results of operations are primarily dependent on the results of the Bank and the Bank's wholly owned subsidiaries, ASB Investment Co., Keswick Services II and its wholly owned subsidiaries, and Abington Corp. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

      The Bank's executive offices are in Jenkintown, Pennsylvania, with eight other branches and four limited service facilities located in nearby Montgomery County and Bucks County neighborhoods. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans that include residential mortgage, commercial, consumer and construction loans. The principal business of ASB Investment Co. is to hold certain investment securities for the Bank. Keswick Services II and its subsidiaries and Abington Corp. are dormant subsidiaries.

      The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006, or any other period.

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

      The Company previously entered into interest rate cap and swap agreements in order to manage its exposure to fluctuations in interest rates on a portion of its fixed rate loans and variable rate deposits. The agreements did not qualify for hedge accounting under Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Gains and losses in the fair value of the cap and swap agreements, as well as amounts paid or received under the agreements, were recognized in a separate line item, gain (loss) on derivative instruments, net, included in non-interest income in the Company's consolidated statements of income during the period in which they accrued. The Company does not hold any derivative financial instruments for trading purposes. We were not party to any derivative financial instrument agreements at March 31, 2006 or at any time during the three months ended March 31, 2006.

      SHARE-BASED COMPENSATION-- In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT, which revises SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R were adopted by the Company as of July 1, 2005.

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

      At March 31, 2006, the Company has two share-based compensation plans, the 2005 Recognition and Retention Plan and the 2005 Stock Option Plan. Share awards were first issued under these plans in July 2005. These plans are more fully described in Note 6.

      The Company also has an employee stock ownership plan ("ESOP"). This plan is more fully described in Note 6. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position ("SOP") 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.

      EARNINGS PER SHARE--Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. At March 31, 2006, there were 640,900 antidilutive CSEs, representing 100% of the outstanding options. Earnings per share were calculated as follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                        -----------------------------------------------------
                                                  2006                         2005
                                        -------------------------   -------------------------
                                          BASIC         DILUTED        BASIC        DILUTED
                                        -----------   -----------   -----------   -----------
Net income                              $ 1,746,511   $ 1,746,511   $ 1,410,884   $ 1,410,884
                                        ===========   ===========   ===========   ===========
Weighted average shares outstanding      15,026,117    15,026,117    15,504,360    15,504,360
Effect of common share equivalents             --         252,788          --            --
                                        -----------   -----------   -----------   -----------
Adjusted weighted average shares used
  in earnings per share computation      15,026,117    15,278,905    15,504,360    15,504,360
                                        ===========   ===========   ===========   ===========

Earnings per share                      $      0.12   $      0.11   $      0.09   $      0.09
                                        ===========   ===========   ===========   ===========

      RECENT ACCOUNTING PRONOUNCEMENTS-- In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS- A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3. SFAS No. 154 replaces APB Opinion No. 20, ACCOUNTING CHANGES, and FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the accounting and reporting requirements for a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods' financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so. The Company adopted this guidance on January 1, 2006. The adoption did not have a material effect on the Company's financial position or results of operations.

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

      On December 19, 2005, the FASB issued FSP 94-6-1, TERMS OF LOAN PRODUCTS THAT MAY GIVE RISE TO A CONCENTRATION OF CREDIT RISK. FSP 94-6-1 addresses whether, under existing guidance, nontraditional loan products represent a concentration of credit risk and what disclosures are required for entities that originate, hold, guarantee, service, or invest in loan products whose terms may give rise to a concentration of credit risk. Nontraditional loan products expose the originator, holder, investor, guarantor, or servicer to higher credit risk than traditional loan products. Typical features of nontraditional loan products may include high loan-to-value ratios and interest or principal repayments that are less than the repayments for fully amortizing loans of an equivalent term. FSP 94-6-1 was effective upon its issuance and it did not have any impact on the Company's financial position or disclosures.

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

      RECLASSIFICATIONS--Certain items in the 2005 consolidated financial statements have been reclassified to conform to the presentation in the 2006 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

2.    INVESTMENT SECURITIES

      The amortized cost and estimated fair value of investment securities are summarized as follows:

                                                          HELD TO MATURITY
                                                           MARCH 31, 2006
                                         ------------------------------------------------------
                                                          GROSS         GROSS        ESTIMATED
                                          AMORTIZED    UNREALIZED    UNREALIZED        FAIR
                                            COST          GAINS         LOSSES         VALUE
                                         -----------   -----------   -----------    -----------
      Debt securities:
        Municipal bonds                  $20,395,052   $     2,907   $  (265,673)   $20,132,286
                                         -----------   -----------   -----------    -----------
                 Total debt securities   $20,395,052   $     2,907   $  (265,673)   $20,132,286
                                         ===========   ===========   ===========    ===========


                                                                  AVAILABLE FOR SALE
                                                                    MARCH 31, 2006
                                           -----------------------------------------------------------
                                                             GROSS           GROSS         ESTIMATED
                                             AMORTIZED    UNREALIZED      UNREALIZED         FAIR
                                               COST          GAINS           LOSSES         VALUE
                                           ------------   ------------    ------------    ------------
      Debt securities:
        Agency bonds                       $ 74,991,183   $       --      $ (2,108,438)   $ 72,882,745
        Corporate bonds and
          commercial paper                      499,458           --            (3,033)        496,425
        Municipal bonds                         180,000           --              --           180,000
        Certificates of deposit               1,183,000           --              --         1,183,000
                                           ------------   ------------    ------------    ------------
                 Total debt securities       76,853,641                     (2,111,471)     74,742,170
                                           ------------   ------------    ------------    ------------
      Equity securities:
        Common stock                                 10            401            --               411
        Mutual funds                          2,951,799           --           (81,092)      2,870,707
                                           ------------   ------------    ------------    ------------
                 Total equity securities      2,951,809            401         (81,092)      2,871,118
                                           ------------   ------------    ------------    ------------
      Total                                $ 79,805,450   $        401    $ (2,192,563)   $ 77,613,288
                                           ============   ============    ============    ============

                                                            HELD TO MATURITY
                                                            DECEMBER 31, 2005
                                         ------------------------------------------------------
                                                         GROSS         GROSS         ESTIMATED
                                          AMORTIZED    UNREALIZED    UNREALIZED        FAIR
                                             COST        GAINS         LOSSES          VALUE
                                         -----------   -----------   -----------    -----------
      Debt securities:
        Municipal bonds                  $20,395,593   $    57,765   $  (136,583)   $20,316,775
                                         -----------   -----------   -----------    -----------
                 Total debt securities   $20,395,593   $    57,765   $  (136,583)   $20,316,775
                                         ===========   ===========   ===========    ===========


                                                            AVAILABLE FOR SALE
                                                            DECEMBER 31, 2005
                                          ------------------------------------------------------
                                                          GROSS         GROSS         ESTIMATED
                                           AMORTIZED    UNREALIZED    UNREALIZED        FAIR
                                             COST          GAINS        LOSSES          VALUE
                                          -----------   -----------   -----------    -----------
     Debt securities:
       Agency bonds                       $74,990,878   $    17,500   $(1,888,453)   $73,119,925
       Corporate bonds                        999,457          --          (1,412)       998,045
       Municipal bonds                        180,000           275          --          180,275
       Certificates of deposit              1,183,000          --            --        1,183,000
                                          -----------   -----------   -----------    -----------
                Total debt securities      77,353,335        17,775    (1,889,865)    75,481,245
                                          -----------   -----------   -----------    -----------
     Equity securities:
       Common stock                                10           380          --              390
       Mutual funds                         3,422,260          --         (75,199)     3,347,061
                                          -----------   -----------   -----------    -----------
                Total equity securities     3,422,270           380       (75,199)     3,347,451
                                          -----------   -----------   -----------    -----------
     Total                                $80,775,605   $    18,155   $(1,965,064)   $78,828,696
                                          ===========   ===========   ===========    ===========

      The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     MARCH 31, 2006
                                                --------------------------------------------------------
                                                    AVAILABLE FOR SALE            HELD TO MATURITY
                                                --------------------------    --------------------------
                                                                ESTIMATED                     ESTIMATED
                                                 AMORTIZED        FAIR         AMORTIZED        FAIR
                                                   COST           VALUE           COST          VALUE
                                                -----------    -----------    -----------    -----------
      Due in one year or less                   $25,375,000    $25,119,090    $      --      $      --
      Due after one year through five years      39,487,456     38,364,860           --             --
      Due after five years through ten years      9,991,185      9,262,600           --             --
      Due after ten years                         2,000,000    $ 1,995,620    $20,395,052    $20,132,286
                                                -----------    -----------    -----------    -----------
      Total                                     $76,853,641    $74,742,170    $20,395,052    $20,132,286
                                                ===========    ===========    ===========    ===========

      The table below sets forth investment securities which have an unrealized loss position as of March 31, 2006:

                                                             LESS THAN 12 MONTHS           MORE THAN 12 MONTHS
                                                        ---------------------------    ---------------------------
                                                          GROSS          ESTIMATED       GROSS          ESTIMATED
                                                        UNREALIZED         FAIR        UNREALIZED          FAIR
                                                          LOSSES           VALUE         LOSSES           VALUE
                                                        -----------     -----------    -----------     -----------
      Securities held to maturity:
         Municipal bonds                                $  (265,673)    $ 9,175,953    $      --       $      --
                                                        -----------     -----------    -----------     -----------
                 Total securities held to maturity         (265,673)      9,175,953           --              --
                                                        -----------     -----------    -----------     -----------
      Securities available for sale:
         Government agency securities                   $   (46,570)    $ 2,953,430    $(2,061,869)    $69,929,315
         Other securities                                      --              --          (84,124)        496,425
                                                        -----------     -----------    -----------     -----------
                 Total securities available for sale        (46,570)      2,953,430     (2,145,993)     70,425,740
                                                        -----------     -----------    -----------     -----------
      Total                                             $  (312,243)    $12,129,383    $(2,145,993)    $70,425,740
                                                        ===========     ===========    ===========     ===========

      The table below sets forth investment securities which have an unrealized loss position as of December 31, 2005:

                                                           LESS THAN 12 MONTHS           MORE THAN 12 MONTHS
                                                       ---------------------------    ---------------------------
                                                         GROSS          ESTIMATED        GROSS        ESTIMATED
                                                       UNREALIZED         FAIR         UNREALIZED        FAIR
                                                         LOSSES           VALUE          LOSSES         VALUE
                                                       -----------     -----------    -----------     -----------
     Securities held to maturity:
        Municipal bonds                                $  (136,583)    $11,922,095    $      --       $      --
                                                       -----------     -----------    -----------     -----------
                Total securities held to maturity         (136,583)     11,922,095           --              --
                                                       -----------     -----------    -----------     -----------
     Securities available for sale:
        Government agency securities                   $  (195,180)    $13,304,820    $(1,693,273)    $57,797,605
        Other securities                                    (1,136)        498,925        (75,475)      3,345,896
                                                       -----------     -----------    -----------     -----------
                Total securities available for sale       (196,316)     13,803,745     (1,768,748)     61,143,501
                                                       -----------     -----------    -----------     -----------
     Total                                             $  (332,899)    $25,725,840    $(1,768,748)    $61,143,501
                                                       ===========     ===========    ===========     ===========

      On a quarterly basis, management of the Company formally reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At March 31, 2006, securities in a gross unrealized loss position for twelve months or longer consist of 34 securities having an aggregate depreciation of 3.0% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months at March 31, 2006, consist of 45 securities having an aggregate depreciation of 1.4% from the Company's amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and (with the exception of equity securities) they are on securities that have contractual maturity dates. The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that any issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

3.    MORTGAGE-BACKED SECURITIES

      The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

                                                  HELD TO MATURITY
                                                   MARCH 31, 2006
                               ---------------------------    ---------------------------
                                                GROSS           GROSS          ESTIMATED
                                AMORTIZED     UNREALIZED      UNREALIZED         FAIR
                                  COST          GAINS           LOSSES           VALUE
                               -----------    ------------    -----------     -----------
      FNMA pass-through
        certificates           $27,139,326    $       --      $(1,309,178)    $25,830,148
      FHLMC pass-through
        certificates            19,441,247            --       (1,112,593)     18,328,654
      Real estate mortgage
        investment conduits     17,776,495          34,016       (451,620)     17,358,891
                               -----------    ------------    -----------     -----------
                 Total         $64,357,068    $     34,016    $(2,873,391)    $61,517,693
                               ===========    ============    ===========     ===========

                                               AVAILABLE FOR SALE
                                                 MARCH 31, 2006
                               --------------------------    ---------------------------
                                                GROSS          GROSS          ESTIMATED
                                AMORTIZED     UNREALIZED     UNREALIZED         FAIR
                                  COST          GAINS          LOSSES           VALUE
                               -----------    -----------    -----------     -----------
      GNMA pass-through
        certificates           $   533,207    $    13,313    $    (1,093)    $   545,427
      FNMA pass-through
        certificates            10,213,852         34,674       (262,569)      9,985,957
      FHLMC pass-through
        certificates            66,758,554         52,064     (2,486,018)     64,324,600
      Real estate mortgage
        investment conduits      5,794,325          2,726       (224,285)      5,572,766
                               -----------    -----------    -----------     -----------
                 Total         $83,299,938    $   102,777    $(2,973,965)    $80,428,750
                               ===========    ===========    ===========     ===========

                                                   HELD TO MATURITY
                                                   DECEMBER 31, 2005
                               --------------------------    ---------------------------
                                                GROSS          GROSS          ESTIMATED
                                AMORTIZED     UNREALIZED     UNREALIZED         FAIR
                                  COST          GAINS          LOSSES           VALUE
                               -----------    -----------    -----------     -----------
      FNMA pass-through
        certificates           $28,447,912    $      --      $  (918,204)    $27,529,708
      FHLMC pass-through
        certificates            20,209,129           --         (743,308)     19,465,821
      Real estate mortgage
        investment conduits     18,753,694         39,195       (283,163)     18,509,726
                               -----------    -----------    -----------     -----------
                 Total         $67,410,735    $    39,195    $(1,944,675)    $65,505,255
                               ===========    ===========    ===========     ===========

                                                   AVAILABLE FOR SALE
                                                   DECEMBER 31, 2005
                               --------------------------    ---------------------------
                                                GROSS          GROSS          ESTIMATED
                                AMORTIZED     UNREALIZED     UNREALIZED         FAIR
                                  COST          GAINS          LOSSES           VALUE
                               -----------    -----------    -----------     -----------
      GNMA pass-through
        certificates           $   583,131    $    17,217    $    (1,226)    $   599,122
      FNMA pass-through
        certificates            10,626,026         59,644       (151,016)     10,534,654
      FHLMC pass-through
        certificates            64,913,936         76,092     (2,099,759)     62,890,269
      Real estate mortgage
        investment conduits      6,089,177          3,544       (173,387)      5,919,334
                               -----------    -----------    -----------     -----------
                 Total         $82,212,270    $   156,497    $(2,425,388)    $79,943,379
                               ===========    ===========    ===========     ===========

      The table below sets forth mortgage-backed securities which have an unrealized loss position as of March 31, 2006:

                                                            LESS THAN 12 MONTHS            MORE THAN 12 MONTHS
                                                        ---------------------------    ---------------------------
                                                          GROSS          ESTIMATED         GROSS       ESTIMATED
                                                        UNREALIZED         FAIR         UNREALIZED       FAIR
                                                          LOSSES           VALUE          LOSSES         VALUE
                                                        -----------     -----------    -----------     -----------
      Securities held to maturity:
        FNMA pass-through
          certificates                                  $  (242,733)    $ 8,802,160    $(1,066,446)    $17,027,987
        FHLMC pass-through
          certificates                                     (539,064)      9,259,583       (573,528)      9,069,072
        Real estate mortgage
          investment conduits                                    (2)      5,022,455       (451,618)     10,889,957
                                                        -----------     -----------    -----------     -----------
                 Total securities held to maturity         (781,799)     23,084,198     (2,091,592)     36,987,016
                                                        -----------     -----------    -----------     -----------

      Securities available for sale:
        GNMA pass-through
          certificates                                  $    (1,093)    $   112,780    $      --       $      --
        FNMA pass-through
          certificates                                     (126,755)      4,550,006       (135,814)      3,338,369
        FHLMC pass-through
          certificates                                     (370,512)     15,927,104     (2,115,506)     44,435,108
        Real estate mortgage
          investment conduits                                  --              --         (224,285)      5,473,697
                                                        -----------     -----------    -----------     -----------
                 Total securities available for sale       (498,360)     20,589,890     (2,475,605)     53,247,174
                                                        -----------     -----------    -----------     -----------
      Total                                             $(1,280,159)    $43,674,088    $(4,567,197)    $90,234,190
                                                        ===========     ===========    ===========     ===========

      The table below sets forth mortgage-backed securities which have an unrealized loss position as of December 31, 2005:

                                                            LESS THAN 12 MONTHS            MORE THAN 12 MONTHS
                                                        ---------------------------    ---------------------------
                                                          GROSS          ESTIMATED         GROSS       ESTIMATED
                                                        UNREALIZED         FAIR         UNREALIZED       FAIR
                                                          LOSSES           VALUE          LOSSES         VALUE
                                                        -----------     -----------    -----------     -----------
      Securities held to maturity:
        FNMA pass-through
          certificates                                  $  (124,140)    $ 9,309,491    $  (794,064)    $18,220,217
        FHLMC pass-through
          certificates                                     (325,995)      9,889,436       (417,313)      9,576,385
        Real estate mortgage
          investment conduits                              (283,163)     11,509,933           --              --
                                                        -----------     -----------    -----------     -----------

                 Total securities held to maturity         (733,298)     30,708,860     (1,211,377)     27,796,602
                                                        -----------     -----------    -----------     -----------

      Securities available for sale:
        GNMA pass-through
          certificates                                  $    (1,226)    $   126,544    $      --       $      --
        FNMA pass-through
          certificates                                      (29,704)      4,311,626       (121,312)      3,527,004
        FHLMC pass-through
          certificates                                     (539,147)     26,123,727     (1,560,612)     33,299,429
        Real estate mortgage
          investment conduits                              (130,316)      4,144,716        (43,071)      1,669,510
                                                        -----------     -----------    -----------     -----------

                 Total securities available for sale       (700,393)     34,706,613     (1,724,995)     38,495,943
                                                        -----------     -----------    -----------     -----------
      Total                                             $(1,433,691)    $65,415,473    $(2,936,372)    $66,292,545
                                                        ===========     ===========    ===========     ===========

      On a quarterly basis, management of the Company formally reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At March 31, 2006, securities in a gross unrealized loss position for twelve months or longer consist of 38 securities having an aggregate depreciation of 4.8% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months at March 31, 2006, consist of 23 securities having an aggregate depreciation of 2.8% from the Company's amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities have been made as scheduled, and there is no evidence that any issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

4.    LOANS RECEIVABLE - NET

      Loans receivable consist of the following:

                                                 MARCH 31, 2006    DECEMBER 31, 2005
                                                 --------------    -----------------
      One-to four-family residential             $ 328,251,994        $ 323,709,542
      Multi-family residential and commercial       76,647,155           76,646,911
      Construction                                 128,118,166          132,789,343
      Home equity lines of credit                   41,309,122           41,063,321
      Commercial business loans                      9,409,893           10,974,955
      Consumer non-real estate loans                 4,527,717            4,711,519
                                                 -------------        -------------
                 Total loans                       588,264,047          589,895,591

      Less:
        Construction loans in process              (55,622,937)         (57,690,327)
        Deferred loan fees                          (1,143,663)          (1,263,545)
        Allowance for loan losses                   (1,442,611)          (1,454,510)
                                                 -------------        -------------

      Loans receivable--net                      $ 530,054,836        $ 529,487,209
                                                 =============        =============

      Following is a summary of changes in the allowance for loan losses:

                                           THREE MONTHS ENDED      YEAR ENDED
                                             MARCH 31, 2006     DECEMBER 31, 2005
                                             --------------     -----------------
      Balance--beginning of year              $ 1,454,510           $ 1,412,697
        Provision for loan losses                    --                  25,000
        Charge-offs                               (16,581)              (69,774)
        Recoveries                                  4,682                86,587
                                              -----------           -----------
          (Charge-offs)/recoveries--net           (11,899)               16,813
                                              -----------           -----------
      Balance--end of period                  $ 1,442,611           $ 1,454,510
                                              ===========           ===========

      The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. During the periods presented, loan impairment was evaluated based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.

      As of March 31, 2006 and December 31, 2005, the recorded investment in loans that are considered to be impaired is as follows.

                                                   MARCH 31,    DECEMBER 31,
                                                    2006          2005
                                                  ----------    ----------
      Impaired collateral-dependent loans         $  182,798    $2,885,364

      Average impaired loan balance               $2,744,471    $   94,861
      Interest income recognized on
        impaired loans                            $     --      $     --

      As a result of the Company's measurement of impaired loans, an allowance for loan losses of approximately $2,000 and $116,000 was established for the $183,000 and $2.9 million of total impaired loans at March 31, 2006 and December 31, 2005, respectively. At both March 31, 2006 and December 31, 2005, the impaired loan balance consisted of one construction loan. In the first quarter of 2006, we agreed to allow the sale of a portion of the underlying collateral of the loan, with the proceeds paid to the Bank. Approximately $1.7 million in net proceeds was received, and $1.0 million in additional payments were made, reducing the outstanding balance of the loan to approximately $183,000 at March 31, 2006. In April 2006, the remaining balance of the loan was paid in full, including all past due interest and costs.

      Nonaccrual loans at March 31, 2006 and December 31, 2005, amounted to approximately $183,000 and $2.9 million, respectively. Commercial loans and commercial real estate loans are placed on nonaccrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on nonaccrual only when the loan is 90 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at March 31, 2006 and December 31, 2005, amounted to approximately $390,000 and $2.9 million, respectively.

      Interest payments on impaired loans and nonaccrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. At March 31, 2006 and December 31, 2005, no cash basis interest income has been recognized. Interest income foregone on nonaccrual loans was $56,000 for the three-month period ended March 31, 2006. No interest income was foregone for the three-month period ended March 31, 2005.

5.    DEFERRED INCOME TAXES

      Items that gave rise to significant portions of the deferred tax accounts are as follows:

                                                          MARCH 31, 2006      DECEMBER 31, 2005
                                                          --------------      -----------------
      Deferred tax assets:
        Allowance for loan losses                           $   490,488          $   494,533
        Deferred compensation                                 1,163,470            1,136,056
        Unrealized loss on securities available-for-sale      1,721,540            1,457,172
                                                            -----------          -----------

                 Total deferred tax assets                    3,375,498            3,087,761
                                                            -----------          -----------

      Deferred tax liabilities:
        Property and equipment                                  (97,035)            (105,635)
        Deferred loan fees                                     (309,505)            (313,175)
        Other                                                   (20,103)             (20,751)
                                                            -----------          -----------

                 Total deferred tax liabilities                (426,643)            (439,561)
                                                            -----------          -----------

      Net deferred tax asset                                $ 2,948,855          $ 2,648,200
                                                            ===========          ===========

6.    PENSION AND PROFIT SHARING PLANS

      In addition to the plans disclosed below, the Company also maintains an executive deferred compensation plan for selected executive officers, a board of directors deferred compensation for directors, and a 401(k) plan for substantially all of its employees. Further detail of these plans can be obtained from the Company's Annual Report on Form 10-K for the period ended December 31, 2005.

      SUPPLEMENTAL RETIREMENT PLAN
      ----------------------------
      The Company maintains a nonqualified, unfunded, defined benefit pension plan for the Board of Directors and certain officers. The components of the Company's net periodic cost for the plan is as follows:

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                                2006        2005
                                                              -------     -------
      Components of net periodic benefit cost:
      Service cost                                            $26,864     $24,655
      Interest cost                                            32,740      28,998

      Expected return on assets                                  --          --
      Amortization of prior service cost                       30,396      30,347
                                                              -------     -------

      Net periodic pension cost                               $90,000     $84,000
                                                              =======     =======

      Weighted average assumptions:

      Discount rate                                              5.55%       6.50%
      Rate of return on assets                                    n/a         n/a
      Rate of increase in future board fees/salary levels        4.00%       4.00%

      EMPLOYEE STOCK OWNERSHIP PLAN
      -----------------------------
      In 2004, the Company established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are expected to be released over a 15-year period. Shares released are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. The ESOP Trust (the "Trust") purchased 571,320 shares of the Company's common stock for approximately $7.4 million, an average price of $12.90 per share. No additional purchases are expected by the Trust under this plan. As of March 31, 2006, 38,088 shares had been allocated to participants, and the fair value of the remaining 533,232 unallocated shares was approximately $7.3 million. During each of the three-month periods ended March 31, 2006 and 2005, approximately 9,500 shares were committed to be released to participants, resulting in recognition of approximately $127,000 and $126,000 in compensation expense, respectively.

      RECOGNITION AND RETENTION PLAN
      ------------------------------
      In June 2005, the shareholders of the Company approved the adoption of the 2005 Recognition and Retention Plan (the "RRP"). Certain senior officers of the Bank have been designated as Trustees of the RRP. The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the RRP, the Recognition Plan Trust (the "Trust") purchased 285,660 shares of the Company's common stock in the open market for approximately $3.7 million, an average price of $12.95 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the plan, all 285,660 shares acquired by the Trust were granted to certain officers, employees and directors of the Company in July 2005. Approximately 2,500 forfeited shares were reallocated in December 2005. RRP shares will generally vest at the rate of 20% per year over five years.

      A summary of the status of the shares under the RRP as of March 31, 2006 and changes during the three months ended March 31, 2006 are presented below:

                                                         Three Months Ended March 31, 2006
                                                    ----------------------------------------
                                                                        Weighted average
                                                    Number of shares   grant date fair value
                                                    ----------------   ---------------------
      Nonvested at the beginning of the year             285,660              $12.02
      Granted                                               --                  --
      Vested                                                --                  --
      Forfeited                                           (2,000)              12.01
                                                         -------              ------
      Nonvested at the end of the period                 283,660              $12.02
                                                         =======              ======

      Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company's stock at the date of grant. During the three months ended March 31, 2006, approximately 14,000 shares were amortized to expense, based on the proportional vesting of the awarded shares. During three months ended March 31, 2006, approximately $168,000 was recognized in compensation expense for the plan. No tax benefit was recognized from the plan during this period. As of March 31, 2006, approximately $2.9 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At March 31, 2006, the weighted average remaining lives of the RRP awards is approximately 4.3 years.

      STOCK OPTIONS
      -------------
      In June 2005, the shareholders of the Company also approved the adoption of the 2005 Stock Option Plan (the "Option Plan"). The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 714,150 shares of common stock have been reserved for future issuance pursuant to the Option Plan of which 70,900 shares remain unawarded.

      A summary of the status of the Company's stock options under the Option Plan as of March 31, 2006 and changes during the three months ended March 31, 2006 are presented below:

                                                       THREE MONTHS ENDED MARCH 31, 2006
                                                    ----------------------------------------
                                                                           WEIGHTED AVERAGE
                                                    NUMBER OF SHARES        EXERCISE PRICE
                                                    ----------------        --------------
      Outstanding at the beginning of the year           643,250                $12.02
      Granted                                               --                    --
      Exercised                                             --                    --
      Forfeited                                           (2,350)                12.01
                                                        --------                ------

      Outstanding at the end of the period               640,900                $12.02
                                                        ========                ======

      Exercisable at the end of the period                  --                  $ --
                                                        ========                ======

         The following table summarizes all stock options outstanding under the Option Plan as of March 31, 2006:

                                            OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                        -------------------------------------------------------------     ----------------------------------
                                             WEIGHTED           WEIGHTED AVERAGE                              WEIGHTED
                         NUMBER OF           AVERAGE                REMAINING             NUMBER OF           AVERAGE
  EXERCISE PRICE           SHARES         EXERCISE PRICE         CONTRACTUAL LIFE            SHARES         EXERCISE PRICE
-------------------     -------------    ------------------    ----------------------     -------------    -----------------
                                                                    (in years)
      $12.01               636,400            $ 12.01                   9.3                       --            $  --
       13.35                 4,500              13.35                   9.7                       --               --
                           -------            -------                   ---                   ------            -----
       Total               640,900            $12.02                    9.3                       --            $  --
                           =======            ======                    ===                   ======            =====

      The estimated fair value of options granted during 2005 was $2.88 per share. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

                                               THREE MONTHS ENDED MARCH 31, 2006
                                               ---------------------------------

               Dividend yield                                  1.67%
               Expected volatility                            23.62%
               Risk-free interest rate                  3.74 - 4.34%
               Expected life of options                  3 - 7 years

      During the three months ended March 31, 2006, approximately $91,000 was recognized in compensation expense for the Option Plan. No tax benefit was recognized from the plan during this period. At March 31, 2006, approximately $1.6 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.3 years.

7.    COMMITMENTS AND CONTINGENCIES

      The Bank had approximately $11.5 million in outstanding mortgage loan commitments at March 31, 2006. The commitments are expected to be funded within 90 days with approximately $11.4 million in fixed rate loans ranging from 5.63% to 6.25%. The Bank had approximately $3.6 million in outstanding mortgage loan commitments at December 31, 2005. These loans are not originated for resale. Also outstanding at March 31, 2006 and December 31, 2005, were unused lines of credit totaling approximately $64.8 million and $64.0 million, respectively.

      Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At March 31, 2006 and December 31, 2005, the Bank had letters of credit outstanding of approximately $13.5 million and $14.1 million, respectively, of which $11.9 million and $12.5 million, respectively, were standby letters of credit. At both March 31, 2006 and December 31, 2005, the uncollateralized portion of the letters of credit extended by the Bank was approximately $169,000 of which $97,000 was for standby letters of credit.

      The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

      Among the Company's contingent liabilities, are exposures to limited recourse arrangements with respect to the sales of whole loans and participation interests. At December 31, 2005, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.


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

We had net income of $1.7 million for the quarter ended March 31, 2006, representing an increase of 23.8% over the comparable 2005 period. Diluted earnings per share were $0.11 for the quarter, compared to $0.09 per diluted share for the first quarter of 2005. Our total interest income of $11.3 million for the first quarter of 2006 represented a $2.4 million or 26.6% increase over the first quarter of 2005. The increase in interest income was primarily a result of growth in the average balance of our loan portfolio combined with an increase in the average yield on our loans. The average balance of our loan portfolio increased $118.3 million or 28.4% to $534.3 million for the first quarter of 2006 from $416.0 million for the first quarter of 2005. The average yield on our loan portfolio increased 49 basis points to 6.53% from 6.04% over the same period. Our increase in interest income was somewhat offset by an increase in our interest expense. Our total interest expense was $5.7 million for the quarter ended March 31, 2006 compared to $4.0 million for the quarter ended March 31, 2005, an increase of $1.8 million or 45.1%. The majority of the increase in interest expense relates to the increase in interest expense on deposits. During the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, our average deposit balance grew by $80.1 million or 21.0%, primarily due to growth in higher-rate certificates of deposit. As a result of this growth, as well as the rising interest rate environment, the average rate we paid on our deposits increased 80 basis points to 2.86% for the first quarter of 2006 from 2.06% for the first quarter of 2005.

The Company's total assets increased $11.4 million, or 1.3%, to $855.4 million at March 31, 2006 compared to $844.1 million at December 31, 2005. The primary reason for the increase in total assets during the first quarter of 2006 was a $12.9 million or 46.4% increase in cash and cash equivalents to $40.6 million. The increase in cash and cash equivalents was primarily the result of an $11.8 million or 2.4% increase in total deposits and a $2.6 million decrease in mortgage-backed securities, somewhat offset by other uses of cash. Also contributing to the overall increase in assets during the first quarter of 2006 was an increase in property and equipment, net of $1.4 million or 21.3%, primarily as a result of increased investment in our new branches. The first of these branches opened in April 2006 in Warrington, Pennsylvania. Three additional branches are expected to open later this year. Our stockholders' equity decreased $1.9 million to $115.4 million at March 31, 2006 compared to $117.2 million at December 31, 2005. The decrease was primarily due to the purchase of approximately 199,000 shares of the Company's common stock for an aggregate of $2.7 million as part of the Company's stock repurchase program announced in January, which offset the net income retained of $985,000.

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

In evaluating our ability to recover deferred tax assets, management considers all available positive and negative evidence, including our past operating results and our forecast of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND DECEMBER 31, 2005

The Company's total assets increased $11.4 million, or 1.3%, to $855.4 million at March 31, 2006 compared to $844.1 million at December 31, 2005. The primary reason for the increase in total assets during the first quarter of 2006 was a $12.9 million or 46.4% increase in cash and cash equivalents to $40.6 million. The increase in cash and cash equivalents was primarily the result of an $11.8 million or 2.4% increase in total deposits and a $2.6 million decrease in mortgage-backed securities, somewhat offset by other uses of cash. The increased cash has become available due to a timing difference as additional funds available from increased deposits, as well as from payments on mortgage-backed securities, have yet to be invested in interest-earning assets. The Company's management plans to invest these funds in interest-earning assets, primarily loans, as the appropriate opportunities arise. Also contributing to the overall increase in assets during the first quarter of 2006 was an increase in property and equipment, net of $1.4 million or 21.3%, primarily as a result of increased investment in our new branches. The first of these branches opened in April 2006 in Warrington, Pennsylvania, with three more branches expected to open later this year.

Our total deposits increased $11.8 million or 2.4% to $513.0 million at March 31, 2006 from $501.2 million at December 31, 2005. The increase was the result of a $19.2 million increase in certificate of deposit accounts that was partially offset by decreases in savings and money market accounts and checking accounts. The shift towards higher rate certificates of deposit is a result of the increased interest rates now available on those products relative to other deposit products in the current interest rate environment. The Company, however, continues to remain focused on maintaining and growing its base of core deposits over the long term. Our advances from the Federal Home Loan Bank ("FHLB") decreased $1.2 million or 0.6% during the first quarter of 2006 to $200.3 million at March 31, 2006 compared to $201.4 million at December 31, 2005. This decrease compares to a $9.7 million increase during the first quarter of 2005 and a $30.8 million increase for the year ended December 31, 2005. This decrease is a reflection of the additional funds obtained though other sources, primarily through our deposit growth.

Our stockholders' equity decreased $1.9 million to $115.4 million at March 31, 2006 compared to $117.2 million at December 31, 2005. The decrease was primarily due to the purchase of approximately 199,000 shares of the Company's common stock for an aggregate of $2.7 million as part of the Company's stock repurchase program announced in January. The payment of the Company's quarterly cash dividends of $0.05 per share in March reduced retained earnings by $761,000. Additionally, our accumulated other comprehensive loss increased $559,000. These decreases to stockholders' equity were partially offset by our net income for the first quarter of 2006, resulting in a net increase to retained earnings of $985,000.

Stockholders' equity was also increased by approximately $386,000 in the aggregate as a result of this quarter's proportional commitment to release unallocated ESOP shares, amortization of unvested RRP shares, and recognition of SOP expense to additional paid-in capital.


LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2006, our cash and cash equivalents amounted to $40.6 million. In addition, at such date we had $25.1 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $158.0 million at March 31, 2006.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2006, we had certificates of deposit maturing within the next 12 months amounting to $160.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended March 31, 2006, and the year ended December 31, 2005, the average balance of our outstanding FHLB advances was $203.2 million and $192.2 million, respectively. At March 31, 2006, we had $200.3 million in outstanding FHLB advances and we had $317.4 million in additional FHLB advances available to us.

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

Our stockholders' equity amounted to $115.4 million at March 31, 2006. Throughout 2005, as part of our long-term strategic plan to leverage our capital through retail deposit and loan growth, we made a deliberate effort to redeploy our capital into loans that yield an attractive rate of return. In April 2006, we opened a new Bank branch in Warrington, Pennsylvania, and we are continuing to progress towards the opening of two additional branches in Springhouse and Chalfont, Pennsylvania, as well as a new limited service branch in a retirement community in Concordville, Pennsylvania. We believe that these new branches will provide additional opportunities to grow our core deposits and establish new lending relationships. Additionally, we began our first stock repurchase program during the first quarter of 2006, purchasing approximately 199,000 shares of the Company's common stock for an aggregate of $2.7 million. We believe that the repurchase program will benefit our shareholders by improving the Company's return on equity and earnings per share and, at the same time, aid us in managing our strong capital position. We also continued our payment of quarterly cash dividends with another $0.05 dividend paid in March 2006.

The following table summarizes the Bank's capital ratios as of the dates indicated and compares them to current regulatory requirements.

                                            ACTUAL RATIOS AT
                                           -----------------
                                        March 31,    December 31,  Regulatory   To Be Well
                                          2006          2005        Minimum    Capitalized
                                          ----          ----        -------    -----------
     Capital Ratios:
     Tier 1 leverage ratio
        The Company                       13.96%       14.28%        4.00%        N/A
        The Bank                          10.55        10.46         4.00        5.00%
     Tier 1 risk-based capital ratio
        The Company                       22.78        23.19         4.00         N/A
        The Bank                          17.21        16.93         4.00        6.00
     Total risk-based capital ratio
        The Company                       23.05        23.47         8.00         N/A
        The Bank                          17.49        17.21         8.00       10.00

DERIVATIVE FINANCIAL INSTRUMENTS

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. On occasion, we have used interest rate caps and swap agreements to manage our exposure to fluctuations in interest rates on a portion of our fixed-rate loans and variable rate deposits. We have used interest rate swap agreements to economically hedge interest rate risk resulting from our portfolio of interest-earning loans and interest-bearing deposit liabilities. We do not hold any derivative financial instruments for trading purposes. We were not party to any derivative financial instrument agreements at March 31, 2006 or at any time during the three months ended March 31, 2006.


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

At March 31, 2006, the Company has two stock-based compensation plans, the 2005 Recognition and Retention Plan and the 2005 Stock Option Plan. Share awards were first issued under these plans in July 2005. See Note 6 in the Notes to the Consolidated Financial Statements herein for a further description of these plans.

During the three months ended March 31, 2006, we recognized $168,000 in compensation expense related to the amortization of RRP shares. As of March 31, 2006, approximately $2.9 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At March 31, 2006, the weighted average remaining lives of the RRP awards is approximately 4.3 years.

During the three months ended March 31, 2006, approximately $91,000 was recognized in compensation expense for the Option Plan. At March 31, 2006, approximately $1.6 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.3 years.

The Company also has an employee stock ownership plan ("ESOP"). See Note 6 in the Notes to the Consolidated Financial Statements herein for a further description of this plan. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position ("SOP") 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned. We recognized $127,000 in compensation expense due to the ESOP for the three months ended March 31, 2006 compared to $126,000 for the three months ended March 31, 2005.


COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2006 and December 31, 2005, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan documents. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2006 and December 31, 2005, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated, amounted to approximately $132.2 million and $125.2 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At March

31, 2006 and December 31, 2005, the Bank had letters of credit outstanding of approximately $13.5 million and $14.1 million, respectively, of which $11.9 million and $12.5 million, respectively, were standby letters of credit. At both March 31, 2006 and December 31, 2005, the uncollateralized portion of the letters of credit extended by the Bank was approximately $169,000 of which $97,000 was for standby letters of credit.

The Bank is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company's contingent liabilities are exposures to limited recourse arrangements with respect to the Bank's sales of whole loans and participation interests. At March 31, 2006, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at March 31, 2006.

                                                       Amount of Commitment Expiration - Per Period
                                                    --------------------------------------------------
                                   TOTAL AMOUNTS       TO           1-3           4-5          AFTER 5
                                     COMMITTED       1 YEAR         YEARS        YEARS         YEARS
                                      --------      --------      --------      --------      --------
                                                              (In Thousands)
Letters of credit                     $ 13,528      $ 12,687      $    836      $ --        $      5
Recourse obligations on loans sold         185          --            --          --             185
Commitments to originate loans          11,825        11,825          --          --            --
Unused portion of home equity
   lines of credit                      22,587          --            --          --          22,587
Unused portion of commercial
   lines of credit                      42,184        42,184          --          --            --
Undisbursed portion of
   construction loans in process        55,623        26,831        28,792        --            --
                                      --------      --------      --------      ------      --------
      Total commitments               $145,932      $ 93,527      $ 29,628      $ --        $ 22,777
                                      ========      ========      ========      ======      ========

The following table summarizes our contractual cash obligations at March 31, 2006.

                                                                    Payments Due By Period
                                                        -------------------------------------------------
                                                          To           1-3           4-5         After 5
                                           Total        1 Year        Years         Years         Years
                                           -----        ------        -----         -----         -----
                                                                  (In Thousands)
Certificates of deposit                  $305,366      $160,453      $117,036      $ 14,341      $ 13,536
                                         --------      --------      --------      --------      --------
FHLB advances                             200,294        23,911        78,368        72,547        25,468
Repurchase agreements                      16,463        16,463          --            --            --
                                         --------      --------      --------      --------      --------
   Total debt                             216,757        40,374        78,368        72,547        25,468
                                         --------      --------      --------      --------      --------
Operating lease obligations                 4,692           567         1,075           868         2,182
                                         --------      --------      --------      --------      --------

   Total contractual obligations         $526,815      $201,394      $196,479      $ 87,756      $ 41,186
                                         ========      ========      ========      ========      ========

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND
2005

GENERAL. We had net income of $1.7 million for the quarter ended March 31, 2006, representing an increase of 23.8% over the comparable 2005 period. Diluted earnings per share were $0.11 for the quarter, compared to $0.09 per diluted share for the first quarter of 2005. Our results for the first quarter of 2006 reflect, in part, an increase in our average total interest-earning assets combined with an increase in the average yield earned on such assets. The accompanying increase in interest income was partially offset by an increase in interest expense that resulted from an increase in our average total interest-earning liabilities and the average rate paid on those liabilities. Our average interest spread decreased to 2.23% for the quarter ended March 31, 2006 from 2.29% for the quarter ended March 31, 2005, as our net interest margin also decreased to 2.75% from 2.80% over the same periods. Our non-interest income increased by 19.9% for the first quarter of 2006 when compared to the first quarter of 2005 due primarily to a $164,000 increase in income on bank owned life insurance ("BOLI") purchased in March 2005. Our non-interest expense for the first quarter of 2006 increased 8.8% over the comparable 2005 period, primarily as a result of increases in salaries and employee benefits and other non-interest expense.

INTEREST INCOME. Our total interest income was $11.3 million for the quarter ended March 31, 2006 compared to $8.9 million for the quarter ended March 31, 2006, a $2.4 million or 26.6% increase. The increase in interest income was primarily a result of growth in the average balance of our loan portfolio combined with an increase in the average yield on our loans. The average balance of our loan portfolio increased $118.3 million or 28.4% to $534.3 million for the quarter ended March 31, 2006 from $416.0 million for the quarter ended March 31, 2005. The average yield on our loan portfolio increased 49 basis points to 6.53% from 6.04% over the same period. Also contributing to the increase in interest income was an $11.4 million increase in the average balance of our investment securities to $100.7 million for the first quarter of 2006 combined with an 18 basis point increase in the average rate on those securities. Additionally, the average rate on our other interest-earning assets increased 147 basis points to 2.57% for the first quarter of 2006 compared to 1.20% for the first quarter of 2005. Partially offsetting these increases was a $25.6 million decrease in the average balance of our mortgage-backed securities to $147.4 million for the first quarter of 2006 compared to $172.9 million for the first quarter of 2005.

INTEREST EXPENSE. Our total interest expense was $5.7 million for the quarter ended March 31, 2006 compared to $4.0 million for the quarter ended March 31, 2005, an increase of $1.8 million or 45.1%. The increase in interest expense was the result of increases in the average balances of deposits and FHLB advances as well as increases in the average rates paid on deposits, FHLB advances and other borrowings. During the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, our average deposit balance grew by $80.1 million or 21.0%, primarily due to growth in higher-rate certificates of deposit. The average balance of our certificate of deposit accounts grew $93.5 million or 46.4% to $295.2 million for the first quarter of 2006 compared to $201.7 million for the first quarter of 2005. As a result of this growth, as well as the rising interest rate environment, the average rate we paid on our deposits increased 80 basis points to 2.86% for the first quarter of 2006 from 2.06% for the first quarter of 2005. The average balance of our FHLB advances increased $29.3 million to $203.2 million for the first quarter of 2006, and the average rate we paid on such advances increased 12 basis points to 4.50%. The average rate we paid on other borrowed money increased 194 basis points to 3.42% for the first quarter of 2006 compared to 1.48% for the first quarter of 2005. Our other borrowed money represents securities repurchase agreements entered into with certain commercial checking account customers.

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

                                                                              Three Months Ended March 31,
                                                     ----------------------------------------------------------------------------
                                                                     2006                                    2005
                                                     -----------------------------------     ------------------------------------
                                                     Average                   Average       Average                    Average
                                                     Balance       Interest   Yield/Rate     Balance        Interest   Yield/Rate
                                                     -------       --------   ----------     -------        --------   ----------
                                                                                (Dollars in Thousands)
Interest-earning assets:
       Investment securities(1)                     $100,686       $    881       3.50%      $ 89,248       $    740      3.32%
       Mortgage-backed securities                    147,371          1,524       4.14        172,942          1,798      4.16
       Loans receivable(2)                           534,306          8,718       6.53        416,041          6,279      6.04
       Other interest-earning assets                  24,162            155       2.57         29,906             90      1.20
                                                    --------       --------                  --------       --------
           Total interest-earning assets             806,525         11,278       5.59%       708,137          8,907      5.03%
                                                                   --------       ----                      --------      ----
       Cash and non-interest bearing
           balances                                   19,150                                   20,381
       Other non-interest-earning assets              24,156                                   16,323
                                                    --------                                 --------
           Total assets                             $849,831                                 $744,841
                                                    ========                                 ========
Interest-bearing liabilities:
   Deposits:
       Savings and money market accounts            $111,819            304       1.09%      $128,252            319      0.99%
       Checking accounts                              54,908              4       0.03         51,881             10      0.08
       Certificate accounts                          295,224          2,991       4.05        201,690          1,640      3.25
                                                    --------       --------                  --------       --------
           Total deposits                            461,951          3,299       2.86        381,823          1,969      2.06
   FHLB advances                                     203,248          2,289       4.50        173,977          1,905      4.38
   Other borrowings                                   16,838            144       3.42         21,131             78      1.48
                                                    --------       --------                  --------       --------
       Total interest-bearing liabilities            682,037       $  5,732       3.36%       576,931       $  3,952      2.74%
                                                                   --------       ----                      --------      ----
Non-interest-bearing liabilities:
       Non-interest-bearing demand
           accounts                                   41,279                                   36,527
       Real estate tax escrow accounts                 2,809                                    2,600
       Other liabilities                               6,703                                    6,572
                                                    --------                                 --------
           Total liabilities                         732,828                                  622,630
       Stockholders' equity                          117,003                                  122,211
                                                    --------                                 --------
           Total liabilities and stockholders'
               equity                               $849,831                                 $744,841
                                                    ========                                 ========
       Net interest-earning assets                  $124,488                                 $131,206
                                                    ========                                 ========
       Net interest income; average
           Interest rate spread                                    $  5,546       2.23%                     $  4,955      2.29%
                                                                   ========       ====                      ========      ====
       Net interest margin(3)                                                     2.75%                                   2.80%
                                                                                  ====                                    ====

-------------------

(1) Investment securities for the 2006 period include 47 non-taxable municipal bonds with an aggregate average balance of $20.5 million and an average yield of 4.2%. Investment securities for the 2005 period include 26 non-taxable municipal bonds with an aggregate average balance of $10.4 million and an average yield of 4.3%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)   Equals net interest income divided by average interest-earning assets.

PROVISION FOR LOAN LOSSES. We made no provision to the allowance for loan losses during either the first quarter of 2006 or 2005. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. At March 31, 2006, non-performing loans amounted to 0.07% of loans receivable and our allowance for loan losses amounted to 370.0% of non-performing loans. Our balance of non-performing loans decreased significantly during the first quarter of 2006 to $390,000 at March 31, 2006 from $2.9 million at December 31, 2005. The balance of non-performing loans at December 31, 2005 consisted primarily of one loan, with a carrying value of $2.9 million, placed on non-accrual status in the fourth quarter of 2005. In the first quarter of 2006, we agreed to allow the sale of a portion of the underlying collateral of the loan, with the proceeds paid to the Bank. Approximately $1.7 million in net proceeds was received, and $1.0 million in additional payments were made, reducing the outstanding balance of the loan to approximately $183,000 at March 31, 2006. In April 2006, the remaining balance of the loan was paid in full, including all past due interest and costs.

NON-INTEREST INCOME. Our total non-interest income amounted to $695,000 for the first quarter of 2006 compared to $579,000 for the first quarter of 2005. The $115,000 increase was due primarily to a $164,000 increase in income from BOLI, which was purchased in March 2005. This income was partially offset by a $14,000 decrease in gain on derivative instruments, net, as our final swap agreement expired in December 2005, and by a $27,000 decrease in service charge income.

NON-INTEREST EXPENSES. Our total non-interest expense for the first quarter of 2006 amounted to $3.8 million, representing an increase of $306,000 or 8.8% from the first quarter of 2005. The overall increase was due primarily to increases in salaries and employee benefits expense, the largest component of non-interest expense, and other non-interest expense. Salaries and employee benefits expense increased $316,000 or 17.5% for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. This increase was primarily due to additional expenses of $182,000 in the aggregate relating to the Company's 2005 Stock Option Plan ("SOP") and 2005 Recognition and Retention Plan ("RRP"). The remainder of the increase in salaries and employee benefits expense was due to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs. Additional expenses of approximately $77,000 were recognized in other non-interest expense for SOP and RRP awards to directors, but were somewhat offset by decreases in various other categories of other non-interest expense.

INCOME TAX EXPENSE. Income tax expense for the first quarter of 2006 amounted to $702,000 compared to $638,000 for the first quarter of 2005. The fluctuation in income tax expense was the result of the increase in our pre-tax income combined with an improvement in our effective tax rate. Our effective tax rate decreased to 28.7% for the quarter ended March 31, 2006, from 31.1% for quarter ended March 31, 2005. The improved tax rate was primarily a result of increased investment in tax-exempt municipal securities and bank owned life insurance.


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

GAP ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 5.92% at March 31, 2006, compared to a negative 4.09% at December 31, 2005. We have increased our originations of commercial real estate and multi-family residential real estate loans, construction loans, home equity lines and commercial business loans. This has been done, in part, because such loans generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, thereby increasing the amount of our interest rate sensitive assets in the one- to three-year time horizon. By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2006, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2006, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 10% to 26%. The annual prepayment rate for mortgage-backed securities is assumed to range from 9% to 63%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," of 16%, 12.5% and 0%, respectively.

                                                         More than       More than        More than
                                          6 Months       6 Months          1 Year           3 Years       More than
                                           or Less       to 1 Year       to 3 Years      to 5 Years        5 Years     Total Amount
                                          ---------      ---------        ---------       ---------       ---------    ------------
                                                                          (Dollars in Thousands)
Interest-earning assets(1):
   Loans receivable                       $ 209,585      $  42,129        $ 120,727       $  68,189       $  92,011     $ 532,641
    Mortgage-backed securities               23,985         19,849           52,139          24,969          26,212       147,154
   Investment securities                     18,064         10,298           31,988           7,500          32,360       100,210
    Other interest-earning assets            34,645           --               --              --              --          34,645
                                          ---------      ---------        ---------       ---------       ---------     ---------
      Total interest-earning
        assets                              286,279         72,276          204,854         100,658         150,583       814,650
                                          =========      =========        =========       =========       =========     =========
Interest-bearing liabilities:
   Savings and money market accounts      $  16,259      $  16,259        $  41,013       $  18,871       $  16,617     $ 109,019
   Checking accounts                           --             --               --              --            56,812        56,812
   Certificate accounts                     178,247         46,244           55,998          11,341          13,536       305,366
   FHLB advances                            122,901         12,864           39,156           5,176          20,197       200,294
   Other borrowed money                      16,463           --               --              --              --          16,463
                                          ---------      ---------        ---------       ---------       ---------     ---------
       Total interest-bearing
         liabilities                        333,870         75,367          136,167          35,388         107,162       687,954
                                          =========      =========        =========       =========       =========     =========

Interest-earning assets less
   interest-bearing liabilities           $ (47,591)     $  (3,091)       $  68,687       $  65,270       $  43,421     $ 126,696
                                          ---------      ---------        ---------       ---------       ---------     ---------

Cumulative interest-rate
   sensitivity gap(2)                     $ (47,591)     $ (50,682)       $  18,005       $  83,275       $ 126,696
                                          =========      =========        =========      ==========       =========

Cumulative interest-rate
    gap as a percentage of
    total assets at March 31, 2006            (5.56)%        (5.92)%           2.10%           9.73%          14.81%
                                          =========      =========        =========      ==========       =========

Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities at March 31, 2006              85.75%         87.62%          103.30%         114.34%         118.42%
                                          =========      =========        =========      ==========       =========

---------------------

(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2) Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              Not applicable.

ITEM 1A.      RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   Not applicable.

(b)   Not applicable.

(c)   PURCHASES OF EQUITY SECURITIES

The Company's repurchases of its common stock made during the quarter are set forth in the following table.

                                                                        TOTAL NUMBER OF           MAXIMUM NUMBER
                                       TOTAL                            SHARES PURCHASED        OF SHARES THAT MAY
                                      NUMBER OF                        AS PART OF PUBLICLY       YET BE PURCHASED
                                       SHARES         AVERAGE PRICE      ANNOUNCED PLANS         UNDER THE PLAN OR
            PERIOD                    PURCHASED      PAID PER SHARE        OR PROGRAMS              PROGRAMS(1)
-------------------------------       ---------      --------------        -----------              -----------
January 1 - January 31, 2006               --              --                   --                    714,150
February 1 - February 28, 2006           93,835           13.36               93,835                  620,315
March 1 - March 31, 2006                105,512           13.36              105,512                  514,803
                                        -------                              -------
Total                                   199,347          $13.36              199,347                  514,803
                                        =======          ======              =======                  =======

(1) On January 31, 2006, the Company announced a stock repurchase program to repurchase up to 10% of its outstanding shares held by persons other than Abington Mutual Holding Company, or 714,150 shares. The repurchase program is scheduled to terminate as of January 31, 2007.

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


                                       ABINGTON COMMUNITY BANCORP, INC.



Date: May 12, 2006                     By: /s/ Robert W. White
                                          ---------------------------------
                                           Robert W. White
                                           Chairman, President and
                                           Chief Executive Officer



Date: May 12, 2006                     By: /s/ Jack J. Sandoski
                                           --------------------------------
                                           Jack J. Sandoski
                                           Senior Vice President and
                                           Chief Financial Officer