Form 10-Q
period 2006-06-30
Abington Community Bancorp, Inc.
filed 2006-08-11
CIK 1292898

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                         Commission file number: 0-51077

                        Abington Community Bancorp, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Pennsylvania                                02-0724068
---------------------------------------------   -------------------------------
(State or Other Jurisdiction of Incorporation   (I.R.S. Employer Identification
               or Organization)                               No.)

             180 Old York Road
         Jenkintown, Pennsylvania                             19046
  ----------------------------------------                 ----------
  (Address of Principal Executive Offices)                 (Zip Code)

                                 (215) 886-8280
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address or former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer [_]  Accelerated filer [_]  Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 4, 2006, 15,288,220 shares of the Registrant's common stock were outstanding.

ABINGTON COMMUNITY BANCORP, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page

PART I - FINANANCIAL INFORMATION

   ITEM 1. CONDENSED FINANCIAL STATEMENTS

      Unaudited Consolidated Statements of Financial Condition as of
      June 30, 2006 and December 31, 2005                                     1

      Unaudited Consolidated Statements of Income for the Three and Six
      Months Ended June 30, 2006 and 2005                                     2

      Unaudited Consolidated Statements of Stockholders' Equity and
      Comprehensive Income for the Six Months Ended June 30, 2006             3
      and 2005

      Unaudited Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 2006 and 2005                                            4

      Notes to Unaudited Consolidated Financial Statements                    5

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                         23

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        38

   ITEM 4. CONTROLS AND PROCEDURES                                           41

PART II - OTHER INFORMATION

   ITEM 1. Legal Proceedings                                                 42

   ITEM 1A. Risk Factors                                                     42

   ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds       42

   ITEM 3. Defaults upon Senior Securities                                   42

   ITEM 4. Submission of Matters to a Vote of Security Holders               43

   ITEM 5. Other Information                                                 43

   ITEM 6. Exhibits                                                          43

   SIGNATURES                                                                44

   CERTIFICATIONS

ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                     JUNE 30, 2006   DECEMBER 31, 2005
                                                                     -------------   -----------------
ASSETS

Cash and due from banks                                               $ 22,475,521      $ 19,460,237
Interest-bearing bank balances                                           7,386,320         8,254,004
                                                                      ------------      ------------
      Total cash and cash equivalents                                   29,861,841        27,714,241
Investment securities held to maturity (estimated fair
   value--2006, $19,914,744; 2005, $20,316,775)                         20,394,511        20,395,593
Investment securities available for sale (amortized cost--
   2006, $79,658,366; 2005, $80,775,605)                                77,261,482        78,828,696
Mortgage-backed securities held to maturity (estimated fair
   value--2006, $58,293,279; 2005, $65,505,255)                         61,652,249        67,410,735
Mortgage-backed securities available for sale (amortized cost--
   2006, $85,076,504; 2005, $82,212,270)                                81,470,959        79,943,379
Loans receivable, net of allowance for loan losses
   (2006, $1,445,726; 2005, $1,454,510)                                580,326,426       529,487,209
Accrued interest receivable                                              3,734,826         3,475,350
Federal Home Loan Bank stock--at cost                                   11,478,700        11,061,200
Cash surrender value - bank owned life insurance                        15,832,209        15,498,958
Property and equipment, net                                              8,147,091         6,510,144
Deferred tax asset                                                       3,370,946         2,648,200
Prepaid expenses and other assets                                          719,850         1,098,106
                                                                      ------------      ------------
TOTAL ASSETS                                                          $894,251,090      $844,071,811
                                                                      ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Deposits:
      Noninterest-bearing                                             $ 44,418,705      $ 43,333,286
      Interest-bearing                                                 497,602,068       457,849,738
                                                                      ------------      ------------
         Total deposits                                                542,020,773       501,183,024
  Advances from Federal Home Loan Bank                                 203,620,254       201,444,952
  Other borrowed money                                                  22,998,861        16,113,949
  Accrued interest payable                                               5,126,112         1,909,234
  Advances from borrowers for taxes and insurance                        4,224,574         2,384,314
  Accounts payable and accrued expenses                                  5,827,040         3,805,571
                                                                      ------------      ------------
            Total liabilities                                          783,817,614       726,841,044
                                                                      ------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value, 10,000,000 shares authorized,
     none issued                                                                --                --
   Common stock, $0.01 par value, 40,000,000 shares authorized, issued: 15,870,000 in 2006 and 2005, oustanding:
      15,293,464 in 2006 and 15,870,000 in 2005                            158,700           158,700
   Additional paid-in capital                                           69,407,739        69,234,964
   Treasury stock--at cost, 576,536 shares                              (8,240,427)               --
   Unallocated common stock held by:
      Employee Stock Ownership Plan (ESOP)                              (6,634,512)       (6,880,236)
      Recognition & Retention Plan Trust (RRP)                          (2,974,680)       (3,339,413)
      Deferred compensation plans trust                                 (1,059,876)       (1,050,000)
   Retained earnings                                                    63,738,136        61,889,180
   Accumulated other comprehensive loss                                 (3,961,604)       (2,782,428)
                                                                      ------------      ------------
            Total stockholders' equity                                 110,433,476       117,230,767
                                                                      ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $894,251,090      $844,071,811
                                                                      ============      ============

See notes to unaudited consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------   --------------------------
                                                     2006           2005           2006          2005
                                                 ---------------------------   --------------------------
INTEREST INCOME:
   Interest on loans                              $ 9,457,145   $ 6,898,217    $18,174,928   $13,176,841
   Interest and dividends on investment and
    mortgage-backed securities:
      Taxable                                       2,538,558     2,621,826      4,884,370     5,138,415
      Tax-exempt                                      212,726       146,049        427,208       257,394
                                                  -----------   -----------    -----------   -----------
         Total interest income                     12,208,429     9,666,092     23,486,506    18,572,650

INTEREST EXPENSE:
   Interest on deposits                             3,847,817     2,188,623      7,146,477     4,157,947
   Interest on Federal Home Loan Bank advances      2,382,909     2,126,542      4,672,337     4,031,043
   Interest on other borrowed money                   207,690       117,670        351,817       195,665
                                                  -----------   -----------    -----------   -----------
         Total interest expense                     6,438,416     4,432,835     12,170,631     8,384,655
                                                  -----------   -----------    -----------   -----------
NET INTEREST INCOME                                 5,770,013     5,233,257     11,315,875    10,187,995

PROVISION FOR LOAN LOSSES                               8,000            --          8,000            --
                                                  -----------   -----------    -----------   -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                        5,762,013     5,233,257     11,307,875    10,187,995
                                                  -----------   -----------    -----------   -----------
NON-INTEREST INCOME
   Service charges                                    437,788       447,316        846,423       883,351
   Rental income                                        7,536         8,499         15,172        23,950
   Gain on derivative instruments, net                     --        28,495             --        42,670
   Income on bank owned life insurance                166,564       161,875        333,251       164,340
   Loss on sale of investment securities                   --            --           (601)           --
   Other income                                       138,748       115,867        251,379       227,230
                                                  -----------   -----------    -----------   -----------
         Total non-interest income                    750,636       762,052      1,445,624     1,341,541
                                                  -----------   -----------    -----------   -----------
NON-INTEREST EXPENSES
   Salaries and employee benefits                   2,122,290     1,873,024      4,243,698     3,678,063
   Occupancy                                          386,946       384,538        774,691       790,283
   Depreciation                                       168,232       121,651        317,151       244,920
   Professional services                              225,229       258,727        385,860       448,711
   Data processing                                    309,727       246,171        634,075       599,387
   ATM expense                                         81,545        82,193        164,038       168,030
   Deposit insurance premium                           34,802        30,549         69,278        59,645
   Advertising and promotions                         138,424       109,902        231,405       201,986
   Other                                              543,300       447,944        982,170       849,077
                                                  -----------   -----------    -----------   -----------
         Total non-interest expenses                4,010,495     3,554,699      7,802,366     7,040,102
                                                  -----------   -----------    -----------   -----------
INCOME BEFORE INCOME TAXES                          2,502,154     2,440,610      4,951,133     4,489,434

PROVISION FOR INCOME TAXES                            731,092       704,434      1,433,560     1,342,374
                                                  -----------   -----------    -----------   -----------
NET INCOME                                        $ 1,771,062   $ 1,736,176    $ 3,517,573   $ 3,147,060
                                                  ===========   ===========    ===========   ===========

BASIC EARNINGS PER COMMON SHARE                   $      0.12   $      0.11    $      0.24   $      0.20
DILUTED EARNINGS PER COMMON SHARE                 $      0.12   $      0.11    $      0.23   $      0.20

BASIC AVERAGE COMMON SHARES OUTSTANDING:           14,841,286    15,354,874     14,928,361    15,429,204
DILUTED AVERAGE COMMON SHARES OUTSTANDING:         15,079,793    15,354,874     15,173,970    15,429,204

See notes to unaudited consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
INCOME
--------------------------------------------------------------------------------

                                                                                                 COMMON
                                                                                                 STOCK
                                                                                                ACQUIRED
                                            COMMON                 ADDITIONAL                      BY
                                             STOCK      COMMON      PAID-IN       TREASURY       BENEFIT
                                            SHARES       STOCK      CAPITAL        STOCK          PLANS
                                          ----------   --------   -----------   -----------   ------------
BALANCE--JANUARY 1, 2006                  15,870,000   $158,700   $69,234,964   $        --   $(11,269,649)

   Comprehensive income:
      Net income                                  --         --            --            --             --
      Net realized holding loss on
         available for sale securities
         arising during the period, net
         of tax benefit of $607,453               --         --            --            --             --

   Comprehensive income

   Treasury stock purchased                       --         --            --    (8,240,427)            --
   Cash dividends declared,
      ($.11 per share)                            --         --            --            --             --
   Stock options expense                          --         --       183,163            --             --
   Dividends reinvested in deferred
      compensation plans trust                    --         --            --            --         (9,876)
   Amortization of RRP shares                     --         --       (26,074)           --        364,733
   ESOP shares committed to
      be released                                 --         --        15,686            --        245,724
                                          ----------   --------   -----------   -----------   ------------
BALANCE--JUNE 30, 2006                    15,870,000   $158,700   $69,407,739   $(8,240,427)  $(10,669,068)
                                          ==========   ========   ===========   ===========   ============
                                                         ACCUMULATED
                                                            OTHER           TOTAL
                                            RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                            EARNINGS         LOSS          EQUITY
                                          -----------   -------------   -------------
BALANCE--JANUARY 1, 2006                  $61,889,180    $(2,782,428)    $117,230,767
   Comprehensive income:
      Net income                            3,517,573             --        3,517,573
      Net realized holding loss on
         available for sale securities
         arising during the period, net
         of tax benefit of $607,453                --     (1,179,176)      (1,179,176)
                                                                         ------------

   Comprehensive income                                                     2,338,397
                                                                         ------------

   Treasury stock purchased                        --             --       (8,240,427)
   Cash dividends declared,
      ($.11 per share)                     (1,668,617)            --       (1,668,617)
   Stock options expense                           --             --          183,163
   Dividends reinvested in deferred
      compensation plans trust                     --             --           (9,876)
   Amortization of RRP shares                      --             --          338,659
   ESOP shares committed to
      be released                                  --             --          261,410
                                          -----------    -----------     ------------
BALANCE--JUNE 30, 2006                    $63,738,136    $(3,961,604)    $110,433,476
                                          ===========    ===========     ============

                                                                                              COMMON
                                                                                              STOCK
                                                                                             ACQUIRED
                                            COMMON                 ADDITIONAL                   BY
                                             STOCK      COMMON      PAID-IN     TREASURY     BENEFIT
                                            SHARES       STOCK      CAPITAL       STOCK        PLANS
                                          ----------   --------   -----------   --------   ------------
BALANCE--JANUARY 1, 2005                  15,870,000   $158,700   $69,096,936     $--      $(3,120,337)
   Comprehensive income:
      Net income                                  --         --            --      --               --
      Net realized holding loss on
         available for sale securities
         arising during the period, net
         of tax benefit of $698,677               --         --            --      --               --
   Comprehensive income
   Cash dividends declared,
     ($.05 per share)                             --         --            --      --               --
   Shares released from
      deferred compensation
      plans trust                                 --         --            --      --           24,200
   Common stock acquired by ESOP                  --         --            --      --       (5,325,546)
   ESOP shares committed to
      be released                                 --         --       (11,008)     --          245,723
                                          ----------   --------   -----------     ---      -----------
BALANCE--JUNE 30, 2005                    15,870,000   $158,700   $69,085,928     $--      $(8,175,960)
                                          ==========   ========   ===========     ===      ===========

                                                         ACCUMULATED
                                                            OTHER           TOTAL
                                            RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                            EARNINGS         LOSS          EQUITY
                                          -----------   -------------   -------------
BALANCE--JANUARY 1, 2005                  $57,881,651    $  (962,249)   $123,054,701
   Comprehensive income:
      Net income                            3,147,060            --        3,147,060
      Net realized holding loss on
         available for sale securities
         arising during the period, net
         of tax benefit of $698,677                --       (400,355)       (400,355)
                                                                        ------------
   Comprehensive income                                                    2,746,705
                                                                        ------------
   Cash dividends declared,
     ($.05 per share)                        (764,934)           --         (764,934)
   Shares released from
      deferred compensation
      plans trust                                  --            --           24,200
   Common stock acquired by ESOP                   --            --       (5,325,546)
   ESOP shares committed to
      be released                                  --            --          234,715
                                          -----------    -----------    ------------
BALANCE--JUNE 30, 2005                    $60,263,777    $(1,362,604)   $119,969,841
                                          ===========    ===========    ============

See notes to unaudited consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                    -----------------------------
                                                                         2006            2005
                                                                    -----------------------------
OPERATING ACTIVITIES:
   Net income                                                       $   3,517,573   $   3,147,060
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                             8,000              --
      Depreciation                                                        317,151         244,920
      Share-based compensation expense                                    783,232         234,715
      Unrealized gain on derivative instruments                                --         (83,680)
      Loss on sale of investment securities                                   601              --
      Deferred income tax benefit                                        (115,293)       (136,282)
      Amortization of:
         Deferred loan fees                                              (427,182)       (669,818)
         Premiums and discounts, net                                       67,803         119,213
      Income from bank owned life insurance                              (333,251)       (164,340)
      Changes in assets and liabilities
      which (used) provided cash:
         Accrued interest receivable                                     (259,476)       (313,007)
         Prepaid expenses and other assets                                378,256      (1,537,095)
         Accrued interest payable                                       3,216,878       1,825,969
         Accounts payable and accrued expenses                          2,011,593       1,975,375
                                                                    -------------   -------------
            Net cash provided by operating activities                   9,165,885       4,643,030
                                                                    -------------   -------------
INVESTING ACTIVITIES:
   Principal collected on loans                                        74,378,611      71,229,225
   Disbursements for loans                                           (124,798,646)   (111,932,040)
   Purchases of:
      Mortgage-backed securities held to maturity                              --      (8,774,897)
      Mortgage-backed securities available for sale                   (10,064,597)    (20,553,403)
      Investments held to maturity                                             --     (10,178,366)
      Investments available for sale                                  (10,062,371)     (4,043,582)
      Federal Home Loan Bank stock                                     (1,416,191)     (2,770,900)
      Property and equipment                                           (1,954,098)       (535,376)
      Bank owned life insurance                                                --     (15,000,000)
   Proceeds from:
      Maturities of mortgage-backed securities available for sale              --       1,211,522
      Sales and maturities of investments available for sale           11,179,688         500,000
      Principal repayments of mortgage-backed securities
         held to maturity                                               5,690,564      10,098,619
      Principal repayments of mortgage-backed securities
         available for sale                                             7,200,885       9,563,013
      Redemption of Federal Home Loan Bank stock                          998,691       1,935,300
                                                                    -------------   -------------
            Net cash used in investing activities                     (48,847,464)    (79,250,885)
                                                                    -------------   -------------
FINANCING ACTIVITIES:
   Net decrease in demand deposits and savings accounts               (15,757,779)       (729,178)
   Net increase in certificate accounts                                56,595,528      43,784,589
   Net increase in other borrowed money                                 6,884,912       7,882,583
   Advances from Federal Home Loan Bank                               476,200,000     174,825,000
   Repayments of advances from Federal Home Loan Bank                (474,024,698)   (154,324,219)
   Net increase in advances from borrowers
      for taxes and insurance                                           1,840,260       1,655,985
   Acquisition of stock for ESOP and RRP                                       --      (5,325,546)
   Purchase of treasury stock                                          (8,240,427)             --
   Release of stock from deferred compensation plans trust                     --          24,200
   Payment of cash dividend                                            (1,668,617)       (764,934)
                                                                    -------------   -------------
            Net cash provided by financing activities                  41,829,179      67,028,480
                                                                    -------------   -------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                     2,147,600      (7,579,375)

CASH AND CASH EQUIVALENTS--Beginning of period                         27,714,241      33,295,832
                                                                    -------------   -------------
CASH AND CASH EQUIVALENTS--End of period                            $  29,861,841   $  25,716,457
                                                                    =============   =============
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:

   Cash paid during the year for:
      Interest on deposits and other borrowings                     $   8,953,753   $   6,558,686
                                                                    =============   =============
      Income taxes                                                  $   1,475,000   $   1,500,000
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

ABINGTON COMMUNITY BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF FINANCIAL STATEMENT PRESENTATION-- Abington Community Bancorp, Inc. (the "Company") is a Pennsylvania corporation, which was organized to be a mid-tier holding company for Abington Savings Bank. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name "Abington Bank" (the "Bank" or "Abington Bank"). The Company was organized in conjunction with the Bank's reorganization from the mutual savings bank to the mutual holding company structure in December 2004. Abington Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Abington Mutual Holding Company owns approximately 57% of the Company's outstanding common stock and must continue to own at least a majority of the voting stock of the Company. The Bank is a wholly owned subsidiary of the Company. The Company's results of operations are primarily dependent on the results of the Bank and the Bank's wholly owned subsidiaries, ASB Investment Co., Keswick Services II and its wholly owned subsidiaries, and Abington Corp. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The Bank's executive offices are in Jenkintown, Pennsylvania, with eight other branches and four limited service facilities located in nearby Montgomery County and Bucks County neighborhoods. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans that include residential mortgage, commercial, consumer and construction loans. The principal business of ASB Investment Co. is to hold certain investment securities for the Bank. Keswick Services II and its wholly owned subsidiaries and Abington Corp. are dormant subsidiaries.

     The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2005. The results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006, or any other period.

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

     The Company previously entered into interest rate cap and swap agreements in order to manage its exposure to fluctuations in interest rates on a portion of its fixed rate loans and variable rate deposits. The agreements did not qualify for hedge accounting under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Gains and losses in the fair value of the cap and swap agreements, as well as amounts paid or received under the agreements, were recognized in a separate line item, gain (loss) on derivative instruments, net, included in non-interest income in the Company's consolidated statements of income during the period in which they accrued. The Company did not hold any derivative financial instruments for trading purposes. We were not party to any derivative financial instrument agreements at June 30, 2006 or at any time during the six months ended June 30, 2006.

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

     At June 30, 2006, the Company has two share-based compensation plans, the 2005 Recognition and Retention Plan and the 2005 Stock Option Plan. Share awards were first issued under these plans in July 2005. These plans are more fully described in Note 6.

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

     EARNINGS PER SHARE--Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. At June 30, 2006, there were 640,900 antidilutive CSEs, resulting from outstanding options. Earnings per share were calculated as follows:

                                                     THREE MONTHS ENDED JUNE 30,
                                        -----------------------------------------------------
                                                   2006                        2005
                                        -------------------------   -------------------------
                                           BASIC        DILUTED        BASIC        DILUTED
                                        -----------   -----------   -----------   -----------
Net income                              $ 1,771,062   $ 1,771,062   $ 1,736,176   $ 1,736,176
                                        ===========   ===========   ===========   ===========
Weighted average shares outstanding      14,841,286    14,841,286    15,354,874    15,354,874
Effect of common share equivalents               --       238,507            --            --
                                        -----------   -----------   -----------   -----------
Adjusted weighted average shares used
   in earnings per share computation     14,841,286    15,079,793    15,354,874    15,354,874
                                        ===========   ===========   ===========   ===========
Earnings per share                      $      0.12   $      0.12   $      0.11   $      0.11
                                        ===========   ===========   ===========   ===========

                                                      SIX MONTHS ENDED JUNE 30,
                                        -----------------------------------------------------
                                                   2006                        2005
                                        -------------------------   -------------------------
                                           BASIC        DILUTED        BASIC        DILUTED
                                        -----------   -----------   -----------   -----------
Net income                              $ 3,517,573   $ 3,517,573   $ 3,147,060   $ 3,147,060
                                        ===========   ===========   ===========   ===========
Weighted average shares outstanding      14,928,361    14,928,361    15,429,204    15,429,204
Effect of common share equivalents               --       245,609            --            --
                                        -----------   -----------   -----------   -----------
Adjusted weighted average shares used
   in earnings per share computation     14,928,361    15,173,970    15,429,204    15,429,204
                                        ===========   ===========   ===========   ===========
Earnings per share                      $      0.24   $      0.23   $      0.20   $      0.20
                                        ===========   ===========   ===========   ===========

     RECENT ACCOUNTING PRONOUNCEMENTS-- In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is continuing to evaluate the impact of this interpretation and does not expect that the guidance will have a material effect on the Company's financial position or results of operations.

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

2.   INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities are summarized as follows:

                                                           HELD TO MATURITY
                                                            JUNE 30, 2006
                                         ---------------------------------------------------
                                                          GROSS        GROSS      ESTIMATED
                                          AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                             COST         GAINS       LOSSES        VALUE
                                         -----------   ----------   ----------   -----------
      Debt securities:
         Municipal bonds                 $20,394,511       $--      $(479,767)   $19,914,744
                                         -----------       ---      ---------    -----------
            Total debt securities        $20,394,511       $--      $(479,767)   $19,914,744
                                         ===========       ===      =========    ===========

                                                           AVAILABLE FOR SALE
                                                             JUNE 30, 2006
                                         -----------------------------------------------------
                                                          GROSS         GROSS       ESTIMATED
                                          AMORTIZED    UNREALIZED    UNREALIZED        FAIR
                                             COST         GAINS        LOSSES         VALUE
                                         -----------   ----------   ------------   -----------
      Debt securities:
         Agency bonds                    $74,991,492       $ --     $(2,307,462)   $72,684,030
         Corporate bonds and
            commercial paper                 499,521         --          (2,746)       496,775
         Certificates of deposit           1,183,000         --              --      1,183,000
                                         -----------       ----     -----------    -----------
            Total debt securities         76,674,013         --      (2,310,208)    74,363,805
                                         -----------       ----     -----------    -----------
      Equity securities:
         Common stock                             10        375              --            385
         Mutual funds                      2,984,343         --         (87,051)     2,897,292
                                         -----------       ----     -----------    -----------
            Total equity securities        2,984,353        375         (87,051)     2,897,677
                                         -----------       ----     -----------    -----------
      Total                              $79,658,366       $375     $(2,397,259)   $77,261,482
                                         ===========       ====     ===========    ===========

                                                           HELD TO MATURITY
                                                          DECEMBER 31, 2005
                                         ---------------------------------------------------
                                                          GROSS        GROSS      ESTIMATED
                                          AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                             COST         GAINS       LOSSES        VALUE
                                         -----------   ----------   ----------   -----------
      Debt securities:
         Municipal bonds                 $20,395,593     $57,765    $(136,583)   $20,316,775
                                         -----------     -------    ---------    -----------
             Total debt securities       $20,395,593     $57,765    $(136,583)   $20,316,775
                                         ===========     =======    =========    ===========

                                                           AVAILABLE FOR SALE
                                                           DECEMBER 31, 2005
                                         -----------------------------------------------------
                                                          GROSS         GROSS       ESTIMATED
                                          AMORTIZED    UNREALIZED    UNREALIZED        FAIR
                                             COST         GAINS        LOSSES         VALUE
                                         -----------   ----------   ------------   -----------
      Debt securities:
         Agency bonds                    $74,990,878     $17,500    $(1,888,453)   $73,119,925
         Corporate bonds                     999,457          --         (1,412)       998,045
         Municipal bonds                     180,000         275             --        180,275
         Certificates of deposit           1,183,000          --             --      1,183,000
                                         -----------     -------    -----------    -----------
             Total debt securities        77,353,335      17,775     (1,889,865)    75,481,245
                                         -----------     -------    -----------    -----------
      Equity securities:
         Common stock                             10         380             --            390
         Mutual funds                      3,422,260          --        (75,199)     3,347,061
                                         -----------     -------    -----------    -----------
             Total equity securities       3,422,270         380        (75,199)     3,347,451
                                         -----------     -------    -----------    -----------
      Total                              $80,775,605     $18,155    $(1,965,064)   $78,828,696
                                         ===========     =======    ===========    ===========

     The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             JUNE 30, 2006
                                         -----------------------------------------------------
                                            AVAILABLE FOR SALE            HELD TO MATURITY
                                         -------------------------   -------------------------
                                                        ESTIMATED                   ESTIMATED
                                          AMORTIZED        FAIR       AMORTIZED        FAIR
                                             COST         VALUE          COST         VALUE
                                         -----------   -----------   -----------   -----------
      Due in one year or less            $23,696,000   $23,388,850   $        --   $        --
      Due after one year through five
         years                            40,986,521    39,886,155            --            --
      Due after five years through ten
         years                             9,991,492     9,106,300            --            --
      Due after ten years                  2,000,000     1,982,500    20,394,511    19,914,744
                                         -----------   -----------   -----------   -----------
      Total                              $76,674,013   $74,363,805   $20,394,511   $19,914,744
                                         ===========   ===========   ===========   ===========

     The table below sets forth investment securities which have an unrealized loss position as of June 30, 2006:

                                            LESS THAN 12 MONTHS        MORE THAN 12 MONTHS
                                         ------------------------   -------------------------
                                            GROSS      ESTIMATED       GROSS       ESTIMATED
                                         UNREALIZED       FAIR       UNREALIZED       FAIR
                                           LOSSES        VALUE         LOSSES        VALUE
                                         ----------   -----------   -----------   -----------
      Securities held to maturity:
         Municipal bonds                 $(420,728)   $18,260,622   $   (59,039)  $ 1,654,120
                                         ---------    -----------   -----------   -----------
            Total securities held
               to maturity                (420,728)    18,260,622       (59,039)    1,654,120
                                         ---------    -----------   -----------   -----------
      Securities available for sale:
         Government agency securities    $(105,980)   $10,894,020   $(2,201,482)  $61,790,010
         Other securities                       --             --       (89,797)    3,394,067
                                         ---------    -----------   -----------   -----------
            Total securities
               available for sale         (105,980)    10,894,020    (2,291,279)   65,184,077
                                         ---------    -----------   -----------   -----------
      Total                              $(526,708)   $29,154,642   $(2,350,318)  $66,838,197
                                         =========    ===========   ===========   ===========

     The table below sets forth investment securities which have an unrealized loss position as of December 31, 2005:

                                                     LESS THAN 12 MONTHS        MORE THAN 12 MONTHS
                                                  ------------------------   -------------------------
                                                     GROSS      ESTIMATED       GROSS       ESTIMATED
                                                  UNREALIZED       FAIR       UNREALIZED       FAIR
                                                    LOSSES        VALUE         LOSSES        VALUE
                                                  ----------   -----------   -----------   -----------
      Securities held to maturity:
         Municipal bonds                          $(136,583)   $11,922,095   $        --   $        --
                                                  ---------    -----------   -----------   -----------
            Total securities held to maturity      (136,583)    11,922,095            --            --
                                                  ---------    -----------   -----------   -----------
      Securities available for sale:
         Government agency securities             $(195,180)   $13,304,820   $(1,693,273)  $57,797,605
         Other securities                            (1,136)       498,925       (75,475)    3,345,896
                                                  ---------    -----------   -----------   -----------
            Total securities available for sale    (196,316)    13,803,745    (1,768,748)   61,143,501
                                                  ---------    -----------   -----------   -----------
      Total                                       $(332,899)   $25,725,840   $(1,768,748)  $61,143,501
                                                  =========    ===========   ===========   ===========

     On a quarterly basis, management of the Company formally reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At June 30, 2006, securities in a gross unrealized loss position for twelve months or longer consist of 34 securities having an aggregate depreciation of 3.4% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months at June 30, 2006, consist of 48 securities having an aggregate depreciation of 1.8% from the Company's amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and (with the exception of equity securities) they are on securities that have contractual maturity dates. The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that any issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover should market interest rates fall. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

3.   MORTGAGE-BACKED SECURITIES

     The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

                                                 HELD TO MATURITY
                                                   JUNE 30, 2006
                               ----------------------------------------------------
                                                GROSS        GROSS       ESTIMATED
                                AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                   COST         GAINS        LOSSES        VALUE
                               -----------   ----------   -----------   -----------
      FNMA pass-through
         certificates          $26,134,041     $    --    $(1,568,752)  $24,565,289
      FHLMC pass-through
         certificates           18,727,227          --     (1,261,611)   17,465,616
      Real estate mortgage
         investment conduits    16,790,981      13,720       (542,327)   16,262,374
                               -----------     -------    -----------   -----------
            Total              $61,652,249     $13,720    $(3,372,690)  $58,293,279
                               ===========     =======    ===========   ===========


                                                AVAILABLE FOR SALE
                                                   JUNE 30, 2006
                               ----------------------------------------------------
                                               GROSS         GROSS       ESTIMATED
                                AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                   COST        GAINS         LOSSES        VALUE
                               -----------   ----------   -----------   -----------
      GNMA pass-through
         certificates          $   494,677     $ 9,758    $      (922)  $   503,513
      FNMA pass-through
         certificates            9,696,718       8,708       (333,799)    9,371,627
      FHLMC pass-through
         certificates           69,409,617      15,227     (3,064,203)   66,360,641
      Real estate mortgage
         investment conduits     5,475,492       2,521       (242,835)    5,235,178
                               -----------     -------    -----------   -----------
            Total              $85,076,504     $36,214    $(3,641,759)  $81,470,959
                               ===========     =======    ===========   ===========

                                                 HELD TO MATURITY
                                                 DECEMBER 31, 2005
                               ----------------------------------------------------
                                                GROSS        GROSS       ESTIMATED
                                AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                   COST         GAINS        LOSSES        VALUE
                               -----------   ----------   -----------   -----------
      FNMA pass-through
         certificates          $28,447,912     $    --    $  (918,204)  $27,529,708
      FHLMC pass-through
         certificates           20,209,129          --       (743,308)   19,465,821
      Real estate mortgage
         investment conduits    18,753,694      39,195       (283,163)   18,509,726
                               -----------     -------    -----------   -----------
            Total              $67,410,735     $39,195    $(1,944,675)  $65,505,255
                               ===========     =======    ===========   ===========

                                                AVAILABLE FOR SALE
                                                 DECEMBER 31, 2005
                               ----------------------------------------------------
                                                GROSS        GROSS       ESTIMATED
                                AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                   COST         GAINS        LOSSES        VALUE
                               -----------   ----------   -----------   -----------
      GNMA pass-through
         certificates          $   583,131    $ 17,217    $    (1,226)  $   599,122
      FNMA pass-through
         certificates           10,626,026      59,644       (151,016)   10,534,654
      FHLMC pass-through
         certificates           64,913,936      76,092     (2,099,759)   62,890,269
      Real estate mortgage
         investment conduits     6,089,177       3,544       (173,387)    5,919,334
                               -----------    --------    -----------   -----------
            Total              $82,212,270    $156,497    $(2,425,388)  $79,943,379
                               ===========    ========    ===========   ===========

     The table below sets forth mortgage-backed securities which have an unrealized loss position as of June 30, 2006:

                                                     LESS THAN 12 MONTHS         MORE THAN 12 MONTHS
                                                  -------------------------   -------------------------
                                                      GROSS      ESTIMATED        GROSS      ESTIMATED
                                                   UNREALIZED       FAIR       UNREALIZED       FAIR
                                                     LOSSES        VALUE         LOSSES        VALUE
                                                  -----------   -----------   -----------   -----------
      Securities held to maturity:
         FNMA pass-through
            certificates                          $  (332,637)  $ 8,225,527   $(1,236,114)  $16,339,767
         FHLMC pass-through
            certificates                             (610,101)    8,856,887      (651,510)    8,608,729
         Real estate mortgage
            investment conduits                      (172,818)    4,453,406      (369,510)   10,488,537
                                                  -----------   -----------   -----------   -----------
            Total securities held to maturity      (1,115,556)   21,535,820    (2,257,134)   35,437,033
                                                  -----------   -----------   -----------   -----------
      Securities available for sale:
         GNMA pass-through
            certificates                          $      (922)  $   144,403   $        --   $        --
         FNMA pass-through
            certificates                             (168,987)    5,014,595      (164,812)    3,129,482
         FHLMC pass-through
            certificates                             (404,133)   16,754,296    (2,660,070)   47,590,810
         Real estate mortgage
            investment conduits                            --            --      (242,835)    5,142,173
                                                  -----------   -----------   -----------   -----------
            Total securities available for sale      (574,042)   21,913,294    (3,067,717)   55,862,465
                                                  -----------   -----------   -----------   -----------
      Total                                       $(1,689,598)  $43,449,114   $(5,324,851)  $91,299,498
                                                  ===========   ===========   ===========   ===========

     The table below sets forth mortgage-backed securities which have an unrealized loss position as of December 31, 2005:

                                                     LESS THAN 12 MONTHS         MORE THAN 12 MONTHS
                                                  -------------------------   -------------------------
                                                      GROSS      ESTIMATED        GROSS      ESTIMATED
                                                   UNREALIZED       FAIR       UNREALIZED       FAIR
                                                     LOSSES        VALUE         LOSSES        VALUE
                                                  -----------   -----------   -----------   -----------
      Securities held to maturity:
         FNMA pass-through
            certificates                          $  (124,140)  $ 9,309,491   $  (794,064)  $18,220,217
         FHLMC pass-through
            certificates                             (325,995)    9,889,436      (417,313)    9,576,385
         Real estate mortgage
            investment conduits                      (283,163)   11,509,933            --            --
                                                  -----------   -----------   -----------   -----------
            Total securities held to maturity        (733,298)   30,708,860    (1,211,377)   27,796,602
                                                  -----------   -----------   -----------   -----------
     Securities available for sale:
         GNMA pass-through
            certificates                          $    (1,226)  $   126,544   $        --   $        --
         FNMA pass-through
            certificates                              (29,704)    4,311,626      (121,312)    3,527,004
         FHLMC pass-through
            certificates                             (539,147)   26,123,727    (1,560,612)   33,299,429
         Real estate mortgage
            investment conduits                      (130,316)    4,144,716       (43,071)    1,669,510
                                                  -----------   -----------   -----------   -----------
            Total securities available for sale      (700,393)   34,706,613    (1,724,995)   38,495,943
                                                  -----------   -----------   -----------   -----------
      Total                                       $(1,433,691)  $65,415,473   $(2,936,372)  $66,292,545
                                                  ===========   ===========   ===========   ===========

     On a quarterly basis, management of the Company formally reviews the securities in its mortgage-backed securities portfolio to identify any securities that might have an other-than-temporary impairment. At June 30, 2006, securities in a gross unrealized loss position for twelve months or longer consist of 41 securities having an aggregate depreciation of 5.5% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months at June 30, 2006, consist of 29 securities having an aggregate depreciation of 3.7% from the Company's amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities have been made as scheduled, and there is no evidence that any issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover should market interest rates fall. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

4.   LOANS RECEIVABLE - NET

     Loans receivable consist of the following:

                                               JUNE 30, 2006   DECEMBER 31, 2005
                                               -------------   -----------------
     One-to four-family residential            $ 357,404,160      $323,709,542
     Multi-family residential and commercial      85,057,823        76,646,911
     Construction                                147,921,195       132,789,343
     Home equity lines of credit                  37,625,283        41,063,321
     Commercial business loans                     8,773,204        10,974,955
     Consumer non-real estate loans                4,384,724         4,711,519
                                               -------------      ------------
        Total loans                              641,166,389       589,895,591
     Less:
        Construction loans in process            (58,231,660)      (57,690,327)
        Deferred loan fees                        (1,162,577)       (1,263,545)
        Allowance for loan losses                 (1,445,726)       (1,454,510)
                                               -------------      ------------
     Loans receivable--net                     $ 580,326,426      $529,487,209
                                               =============      ============

     Following is a summary of changes in the allowance for loan losses:

                                            SIX MONTHS ENDED      YEAR ENDED
                                             JUNE 30, 2006    DECEMBER 31, 2005
                                           ----------------   -----------------
     Balance--beginning of year               $1,454,510          $1,412,697
        Provision for loan losses                  8,000              25,000
        Charge-offs                              (25,255)            (69,774)
        Recoveries                                 8,471              86,587
                                              ----------          ----------
           (Charge-offs)/recoveries--net         (16,784)             16,813
                                              ----------          ----------
     Balance--end of period                   $1,445,726          $1,454,510
                                              ==========          ==========

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

     As of June 30, 2006 and December 31, 2005, the recorded investment in loans that are considered to be impaired is as follows.

                                                      JUNE 30,    DECEMBER 31,
                                                        2006          2005
                                                     ----------   ------------
      Impaired collateral-dependent loans            $       --    $2,885,364

      Average impaired loan balance                  $1,392,141    $   94,861

      Interest income recognized on impaired loans   $   65,955    $       --

     As a result of the Company's measurement of impaired loans, no allowance for loan losses was established for impaired loans at June 30, 2006. An allowance for loan losses of approximately $116,000 was established for $2.9 million of total impaired loans at December 31, 2005. At December 31, 2005, the impaired loan balance consisted of one construction loan. In April 2006, the remaining balance of the loan was paid in full, including all past due interest and costs.

     The Company had no nonaccrual loans at June 30, 2006. Nonaccrual loans at December 31, 2005, amounted to approximately $2.9 million. Commercial loans and commercial real estate loans are placed on nonaccrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on nonaccrual only when the loan is 90 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at June 30, 2006 and December 31, 2005, amounted to approximately $305,000 and $2.9 million, respectively.

     Interest payments on impaired loans and nonaccrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the six months ended June 30, 2006, $66,000 in cash basis interest income was recognized. No cash basis interest income was recognized for the six months ended June 30, 2005. No interest income was foregone on nonaccrual loans for the six-month periods ended June 30, 2006 and 2005.

5.   DEFERRED INCOME TAXES

     Items that gave rise to significant portions of the deferred tax accounts are as follows:

                                                    JUNE 30, 2006   DECEMBER 31, 2005
                                                    -------------   -----------------
      Deferred tax assets:
         Allowance for loan losses                    $  491,547       $  494,533
         Deferred compensation                         1,262,039        1,136,056
         Write-down of impaired investments                   --           23,800
         Unrealized loss on securities available-
            for-sale                                   2,040,825        1,433,372
                                                      ----------       ----------
               Total deferred tax assets               3,794,411        3,087,761
                                                      ----------       ----------
      Deferred tax liabilities:
         Property and equipment                          (88,687)        (105,635)
         Deferred loan fees                             (314,937)        (313,175)
         Other                                           (19,841)         (20,751)
                                                      ----------       ----------
               Total deferred tax liabilities           (423,465)        (439,561)
                                                      ----------       ----------
      Net deferred tax asset                          $3,370,946       $2,648,200
                                                      ==========       ==========

6.   PENSION AND PROFIT SHARING PLANS

     In addition to the plans disclosed below, the Company also maintains an executive deferred compensation plan for selected executive officers, which was frozen retroactive to January 1, 2005, a board of directors deferred compensation plan for directors, and a 401(k) retirement plan for substantially all of its employees. Further detail of these plans can be obtained from the Company's Annual Report on Form 10-K for the period ended December 31, 2005.

     SUPPLEMENTAL RETIREMENT PLAN
     ----------------------------
     The Company maintains a nonqualified, unfunded, defined benefit pension plan for the Board of Directors and certain officers. The components of the Company's net periodic cost for the plan is as follows:

                                                            SIX MONTHS ENDED JUNE 30,
                                                            -------------------------
                                                                 2006       2005
                                                               --------   --------
      Components of net periodic benefit cost:
      Service cost                                             $ 53,728   $ 49,310
      Interest cost                                              65,479     57,995
      Expected return on assets                                      --         --
      Amortization of prior service cost                         60,793     60,695
                                                               --------   --------
      Net periodic pension cost                                $180,000   $168,000
                                                               ========   ========
      Weighted average assumptions:
      Discount rate                                                5.55%      6.50%
      Rate of return on assets                                      n/a        n/a
      Rate of increase in future board fees/salary levels          4.00%      4.00%

     EMPLOYEE STOCK OWNERSHIP PLAN
     -----------------------------
     In 2004, the Company established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are expected to be released over a 15-year period. Shares released are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. The ESOP Trust (the "Trust") purchased 571,320 shares of the Company's common stock for approximately $7.4 million, an average price of $12.90 per share. No additional purchases are expected by the Trust under this plan. As of June 30, 2006, 38,088 shares had been allocated to participants, and the fair value of the remaining 533,232 unallocated shares was approximately $8.0 million. During the three- and six-month periods ended June 30, 2006, approximately 9,500 and 19,000 shares, respectively, were committed to be released to participants, resulting in recognition of approximately $135,000 and $261,000 in compensation expense, respectively.

     RECOGNITION AND RETENTION PLAN
     ------------------------------
     In June 2005, the shareholders of the Company approved the adoption of the 2005 Recognition and Retention Plan (the "RRP"). Certain senior officers of the Bank have been designated as Trustees of the RRP. The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the RRP, the Recognition Plan Trust (the "Trust") purchased 285,660 shares of the Company's common stock in the open market for approximately $3.7 million, an average price of $12.95 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the plan, all 285,660 shares acquired by the Trust were granted to certain officers, employees and directors of the Company in July 2005. Approximately 2,000 shares were forfeited during the six months ended June 30, 2006, which have not been reallocated and are available for future issuance. RRP shares will generally vest at the rate of 20% per year over five years.

     A summary of the status of the shares under the RRP as of June 30, 2006 and changes during the six months ended June 30, 2006 are presented below. Subsequent to June 30, 2006, approximately 56,000 shares with a weighted average grant date fair value of $12.01 became vested on July 5, 2006:

                                                   SIX MONTHS ENDED JUNE 30, 2006
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
                                                     =======               ======

     Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company's stock at the date of grant. During the three- and six-month periods ended June 30, 2006, approximately 14,000 and 28,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $171,000 and $339,000 in compensation expense, respectively. No tax benefit was recognized from the plan during these periods. No shares were amortized and no expense was recognized during the six months ended June 30, 2005. As of June 30, 2006, approximately $2.7 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At June 30, 2006, the weighted average remaining lives of the RRP awards was approximately 4.0 years.

     STOCK OPTIONS
     -------------
     In June 2005, the shareholders of the Company also approved the adoption of the 2005 Stock Option Plan (the "Option Plan"). The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 714,150 shares of common stock have been reserved for future issuance pursuant to the Option Plan. Approximately 2,400 stock options were forfeited during the six months ended June 30, 2006, and 73,250 stock options are available for future grant.

     A summary of the status of the Company's stock options under the Option Plan as of June 30, 2006 and changes during the six months ended June 30, 2006 are presented below:


                                                    SIX MONTHS ENDED JUNE 30, 2006
                                                 -----------------------------------
                                                                    WEIGHTED AVERAGE
                                                 NUMBER OF SHARES    EXERCISE PRICE
                                                 ----------------   ----------------
      Outstanding at the beginning of the year        643,250             $12.02
      Granted                                              --                 --
      Exercised                                            --                 --
      Forfeited                                        (2,350)             12.01
                                                      -------             ------
      Outstanding at the end of the period            640,900             $12.02
                                                      =======             ======
      Exercisable at the end of the period                 --             $   --
                                                      =======             ======

     Subsequent to June 30, 2006, approximately 127,000 options with a weighted average exercise price of $12.01 became vested and exercisable on July 5, 2006.

     The following table summarizes all stock options outstanding under the Option Plan as of June 30, 2006:

                                    OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                       ---------------------------------------------   --------------------------
                                      WEIGHTED      WEIGHTED AVERAGE                  WEIGHTED
                       NUMBER OF       AVERAGE         REMAINING       NUMBER OF       AVERAGE
      EXERCISE PRICE     SHARES    EXERCISE PRICE   CONTRACTUAL LIFE     SHARES    EXERCISE PRICE
      --------------   ---------   --------------   ----------------   ---------   --------------
                                                       (in years)
          $12.01        636,400        $12.01              9.0             --            $--
           13.35          4,500         13.35              9.4             --             --
                        -------        ------              ---            ---            ---
           Total        640,900        $12.02              9.0             --            $--
                        =======        ======              ===            ===            ===

     The estimated fair value of options granted during 2005 was $2.88 per share. No stock options have been granted in 2006. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

                                     SIX MONTHS ENDED
                                       JUNE 30, 2006
                                     ----------------
          Dividend yield                      1.67%
          Expected volatility                23.62%
          Risk-free interest rate      3.74 - 4.34%
          Expected life of options     3 - 7 years

     During the three and six months ended June 30, 2006, approximately $92,000 and $183,000, respectively, was recognized in compensation expense for the Option Plan. No tax benefit was recognized from the plan during this period. At June 30, 2006, approximately $1.5 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.0 years.

7.   COMMITMENTS AND CONTINGENCIES

     The Bank had approximately $10.0 million in outstanding mortgage loan commitments at June 30, 2006. The commitments are expected to be funded within 90 days with approximately $9.6 million in fixed rate loans ranging from 5.75% to 7.00%. The Bank had approximately $3.6 million in outstanding mortgage loan commitments at December 31, 2005. These loans were not originated for resale. Also outstanding at June 30, 2006 and December 31, 2005, were unused lines of credit totaling approximately $65.9 million and $64.0 million, respectively.

     Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most of the Bank's letters of credit expire within one year. At June 30, 2006 and December 31, 2005, the Bank had letters of credit outstanding of approximately $16.5 million and $14.1 million, respectively, of which $15.0 million and $12.5 million, respectively, were standby letters of credit. At June 30, 2006 and December 31, 2005, the uncollateralized portion of the letters of credit extended by the Bank was approximately $97,000 and $169,000, respectively. At both June 30, 2006 and December 31, 2005, $97,000 of the uncollateralized letters of credit was for standby letters of credit.

     The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

     Among the Company's contingent liabilities, are exposures to limited recourse arrangements with respect to the sales of whole loans and participation interests. At June 30, 2006, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

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

We earned net income of $1.8 million for the quarter ended June 30, 2006, representing an increase of 2.0% over the comparable 2005 period. Diluted earnings per share increased to $0.12 for the quarter compared to $0.11 for the second quarter of 2005. We earned net income of $3.5 million for the first six months of 2006, representing an increase of 11.8% over the comparable 2005 period. Diluted earnings per share increased to $0.23 for the first six months of 2006 from $0.20 for the first six months of 2005. Net interest income was $5.8 million and $11.3 million for the three months and six months ended June 30, 2006, respectively, representing increases of 10.3% and 11.1%, respectively, over the comparable 2005 periods. Interest income for the three months ended June 30, 2006 increased $2.5 million or 26.3% over the comparable 2005 period. Interest income for the six months ended June 30, 2006 increased $4.9 million or 26.5% over the comparable 2005 period. For both the three-month and six-month periods, the increase in interest income was primarily a result of growth in the average balance of our loan portfolio combined with an increase in the average yield on those assets. Our increase in interest income for both the three-month and six-month periods, was partially offset by an increase in our interest expense. Interest expense for the three months ended June 30, 2006 increased $2.0 million or 45.2% over the comparable 2005 period. Interest expense for the six months ended June 30, 2006 increased $3.8 million or 45.2% over the comparable 2005 period. For both the three- and six-month periods, the majority of the increase in interest expense was due to the increase in interest expense on deposits. During the three months ended June 30, 2006 compared to the three months ended June 30, 2005, our average deposit balance grew by $83.9 million or 21.1%, primarily due to growth in higher-rate certificates of deposit. During the six months ended June 30, 2006 compared to the six months ended June 30, 2005, our average deposit balance grew by $82.1 million or 21.1%, again, primarily due to growth in higher-rate certificates of deposit.

The Company's total assets increased $50.2 million, or 5.9%, to $894.3 million at June 30, 2006 compared to $844.1 million at December 31, 2005. The primary reason for the increase in total assets during the first six months of 2006 was a $50.8 million or 9.6% increase in net loans receivable. The largest loan growth occurred in one- to four-family residential loans, which increased $33.7 million or 10.4% and construction loans, which increased $15.1 million or 11.4%. Additionally, multi-family residential and commercial loans increased $8.4 million or 11.0%. Also contributing to the overall increase in assets during the first six months of 2006 was an increase in property and equipment, net, of $1.6 million or 25.1%, primarily as a result of increased investment in our new branches. The first of these branches opened in April 2006 in Warrington, Pennsylvania, with four additional branches expected to open later this year and early next year. Our stockholders' equity decreased $6.8 million to $110.4 million at June 30, 2006 compared to $117.2 million at December 31, 2005. The decrease was primarily due to the purchase of approximately 577,000 shares of the Company's common stock for an aggregate of $8.2 million as part of the Company's stock repurchase program announced in January 2006, which offset the net income retained of $1.8 million.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND DECEMBER 31, 2005

The Company's total assets increased $50.2 million, or 5.9%, to $894.3 million at June 30, 2006 compared to $844.1 million at December 31, 2005. The primary reason for the increase in total assets during the first six months of 2006 was a $50.8 million or 9.6% increase in net loans receivable. The largest loan growth occurred in one- to four-family residential loans, which increased $33.7 million or 10.4% and construction loans, which increased $15.1 million or 11.4%. Additionally, multi-family residential and commercial loans increased $8.4 million or 11.0%. Also contributing to the overall increase in assets during the first six months of 2006 was an increase in property and equipment, net, of $1.6 million or 25.1%, primarily as a result of increased investment in our new branches. The first of these branches opened in April 2006 in Warrington, Pennsylvania, with two additional branches expected to open later this year and two early next year. These increases were somewhat offset by a decrease in investment and mortgage-backed securities of $5.8 million in the aggregate, which occurred as a portion of our maturities and repayments were reinvested into new loans.

Our total deposits increased $40.8 million or 8.1% to $542.0 million at June 30, 2006 compared to $501.2 million at December 31, 2006. The increase was due primarily to an increase in certificate accounts of $56.6 million that was partially offset by a decrease in savings and money market accounts of $14.7 million. The shift towards higher-rate certificates of deposit is a result of the increased rates available on those products relative to other deposit products or other investments in the current interest rate environment. The Company continues to remain focused on maintaining and growing its base of core deposits over the long term. Our other borrowed money increased $6.9 million to $23.0 million at June 30, 2006 compared to $16.1 million at December 31, 2006. This increase reflects an increase in the amount of securities repurchase agreements entered into with certain commercial checking account customers.

Our stockholders' equity decreased $6.8 million to $110.4 million at June 30, 2006 compared to $117.2 million at December 31, 2005. The decrease was primarily due to the purchase of approximately 577,000 shares of the Company's common stock for an aggregate of $8.2 million as part of the Company's stock repurchase program announced in January 2006. The payment of the Company's quarterly cash dividends of $0.05 and $0.06 per share in March and June 2006, respectively, reduced retained earnings by $1.7 million, however the addition of our net income for the first six months of 2006, resulted in a net increase to retained earnings of $1.8 million. Stockholders' equity was also increased by approximately $783,000 in the aggregate as a result of the proportional commitment to release unallocated ESOP shares, amortization of unvested RRP shares, and recognition of Option Plan expense to additional paid-in capital. Our accumulated other comprehensive loss increased $1.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2006, our cash and cash equivalents amounted to $29.9 million. In addition, at such date we had $23.7 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $158.7 million at June 30, 2006.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2006, we had certificates of deposit maturing within the next 12 months amounting to $202.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the six months ended June 30, 2006, and the year ended December 31, 2005, the average balance of our outstanding FHLB advances was $203.6 million and $192.2 million, respectively. At June 30, 2006, we had $203.6 million in outstanding FHLB advances and we had $317.6 million in additional FHLB advances available to us.

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

Our stockholders' equity amounted to $110.4 million at June 30, 2006. Throughout 2005, as part of our long-term strategic plan to leverage our capital through retail deposit and loan growth, we made a deliberate effort to redeploy our capital into loans that yield an attractive rate of return. We have continued to do this throughout the first six months of 2006, originating over $125 million in new loans. In April 2006, we opened a new Bank branch in Warrington, Pennsylvania, and we are continuing to progress towards the opening of additional branches in Concordville and Lansdale, Pennsylvania in the fall of 2006 and in Springhouse and Chalfont, Pennsylvania in the beginning of 2007. We believe that these new branches will provide additional opportunities to grow our core deposits and establish new lending relationships. During the second quarter, we increased our quarterly cash dividend to $0.06 from $0.05, reflecting our expectations for continued success. Additionally, during the first six months of 2006, we purchased approximately 577,000 shares of the Company's common stock for an aggregate of $8.2 million as part of the Company's stock repurchase plan announced this year. We believe that the repurchase program will benefit our shareholders by improving the Company's return on equity and earnings per share and, at the same time, aid us in managing our strong capital position.

The following table summarizes regulatory capital ratios for the Company and the Bank as of the dates indicated and compares them to current regulatory requirements.

                                           ACTUAL RATIOS AT
                                       ----------------------
                                       JUNE 30,  DECEMBER 31,  REGULATORY   TO BE WELL
                                         2006        2005        MINIMUM   CAPITALIZED
                                       --------  ------------  ----------  -----------
      CAPITAL RATIOS:
      Tier 1 leverage ratio
         The Company                     13.05%      14.28%       4.00%         N/A
         The Bank                        10.48       10.46        4.00         5.00%
      Tier 1 risk-based capital ratio
         The Company                     20.40       23.19        4.00          N/A
         The Bank                        16.39       16.93        4.00         6.00
      Total risk-based capital ratio
         The Company                     20.66       23.47        8.00          N/A
         The Bank                        16.65       17.21        8.00        10.00

DERIVATIVE FINANCIAL INSTRUMENTS

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. On occasion, we have used interest rate caps and swap agreements to manage our exposure to fluctuations in interest rates on a portion of our fixed-rate loans and variable rate deposits. We have used interest rate swap agreements to economically hedge interest rate risk resulting from our portfolio of interest-earning loans and interest-bearing deposit liabilities. We do not hold any derivative financial instruments for trading purposes. We were not party to any derivative financial instrument agreements at June 30, 2006 or at any time during the six months ended June 30, 2006.

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

At June 30, 2006, the Company has two stock-based compensation plans, the 2005 Recognition and Retention Plan ("RRP") and the 2005 Stock Option Plan (the "Option Plan"). Share awards were first issued under these plans in July 2005. See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of these plans.

During the three- and six-month periods ended June 30, 2006, we recognized approximately $171,000 and $339,000, respectively, in compensation expense related to the amortization of RRP shares. No expense was recognized during the six months ended June 30, 2005. As of June 30, 2006, approximately $2.7 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At June 30, 2006, the weighted average remaining lives of the RRP awards is approximately 4.0 years.

During the three- and six-month periods ended June 30, 2006, approximately $92,000 and $183,000, respectively, were recognized in compensation expense for the Option Plan. No expense was recognized during the six months ended June 30, 2005. At June 30, 2006, approximately $1.5 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.0 years.

The Company also has an employee stock ownership plan ("ESOP"). See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of this plan. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position ("SOP") 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned. During the three- and six-month periods ended June 30, 2006, we recognized approximately $135,000 and $261,000, respectively, in compensation expense due to the ESOP.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2006 and December 31, 2005, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan documents. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2006 and December 31, 2005, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated, amounted to approximately $134.1 million and $125.2 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most of the Bank's letters of credit expire within one year. At June 30, 2006 and December 31, 2005, the Bank had letters of credit outstanding of approximately $16.5 million and $14.1 million, respectively, of which $15.0 million and $12.5 million, respectively, were standby letters of credit. At June 30, 2006 and December 31, 2005, the uncollateralized portion of the letters of credit extended by the Bank was approximately $97,000 and $169,000, respectively. At both June 30, 2006 and December 31, 2005, $97,000 of the uncollateralized letters of credit was for standby letters of credit.

The Bank is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company's contingent liabilities are exposures to limited recourse arrangements with respect to the Bank's sales of whole loans and participation interests. At June 30, 2006, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at June 30, 2006.

                                                      Amount of Commitment Expiration -
                                                                  Per Period
                                                     -----------------------------------
                                     Total Amounts      To       1-3      4-5    After 5
                                       Committed      1 Year    Years    Years    Years
                                     -------------   -------   -------   -----   -------
                                                        (In Thousands)
Letters of credit                       $ 16,507     $15,878   $   624    $--    $     5
Recourse obligations on loans sold           185          --        --     --        185
Commitments to originate loans             9,956       9,956        --     --         --
Unused portion of home equity
   lines of credit                        22,542          --        --     --     22,542
Unused portion of commercial
   lines of credit                        43,327      43,327        --     --         --
Undisbursed portion of
   construction loans in process          58,232      23,154    35,078     --         --
                                        --------     -------   -------    ---    -------
      Total commitments                 $150,749     $92,315   $35,702    $--    $22,732
                                        ========     =======   =======    ===    =======

The following table summarizes our contractual cash obligations at June 30, 2006.

                                                      Payments Due By Period
                                             ----------------------------------------
                                                To         1-3        4-5     After 5
                                    Total     1 Year      Years      Years     Years
                                  --------   --------   --------   --------   -------
                                                     (In Thousands)
Certificates of deposit           $342,716   $202,349   $111,083   $ 13,791   $15,493
                                  --------   --------   --------   --------   -------
FHLB advances                      203,620     43,992     66,495     67,677    25,456
Repurchase agreements               22,999     22,999         --         --        --
                                  --------   --------   --------   --------   -------
   Total debt                      226,619     66,991     66,495     67,677    25,456
                                  --------   --------   --------   --------   -------
Operating lease obligations          4,551        571      1,037        861     2,082
                                  --------   --------   --------   --------   -------
   Total contractual obligations  $573,886   $269,911   $178,615   $ 82,329   $43,031
                                  ========   ========   ========   ========   =======

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND
2005

GENERAL. We had net income of $1.8 million for the quarter ended June 30, 2006, representing an increase of 2.0% over the comparable 2005 period. Diluted earnings per share increased to $0.12 for the quarter compared to $0.11 for the second quarter of 2005. Our results for the second quarter of 2006 reflect, in part, an increase in our average loans receivable combined with an increase in the average yield earned on such assets. The accompanying increase in interest income was partially offset by an increase in interest expense that resulted from an increase in our average total interest-bearing liabilities and the average rate paid on those liabilities. Our average interest spread decreased to 2.23% for the quarter ended June 30, 2006 from 2.33% for the quarter ended June 30, 2005, as our net interest margin also decreased to 2.78% from 2.84% over the same periods. Our non-interest expense for the second quarter of 2006 increased 12.8% over the comparable 2005 period, as a result of increases in all expense categories with the exception of professional services and ATM expense.

INTEREST INCOME. Our total interest income was $12.2 million for the quarter ended June 30, 2006 compared to $9.7 million for the quarter ended June 30, 2006, a $2.5 million or 26.3% increase. The increase in interest income was primarily a result of growth in the average balance of our loan portfolio combined with an increase in the average yield on our loans. The average balance of our loan portfolio increased $112.9 million or 25.4% to $558.5 million for the quarter ended June 30, 2006 from $445.5 million for the quarter ended June 30, 2005. The average yield on our loan portfolio increased 58 basis points to 6.77% from 6.19% over the same period. Also contributing to the increase in interest income was a $4.7 million increase in the average balance of our investment securities to $100.1 million for the second quarter of 2006 combined with a 59 basis point increase in the average rate on those securities. Partially offsetting these increases was a $27.7 million decrease in the average balance of our mortgage-backed securities to $146.7 million for the second quarter of 2006 compared to $174.5 million for the second quarter of 2005.

INTEREST EXPENSE. Our total interest expense was $6.4 million for the quarter ended June 30, 2006 compared to $4.4 million for the quarter ended June 30, 2005, an increase of $2.0 million or 45.2%. The increase in interest expense was the result of increases in the average balances of deposits and FHLB advances as well as increases in the average rates paid on deposits, FHLB advances and other borrowings. During the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, our average deposit balance grew by $83.9 million or 21.1%, primarily due to growth in higher-rate certificates of deposit. The average balance of our certificate of deposit accounts increased $108.5 million or 50.8% to $322.2 million for the second quarter of 2006 compared to $213.7 million for the second quarter of 2005. As a result of this growth, as well as the rising interest rate environment, the average rate we paid on our deposits increased 99 basis points to 3.20% for the second quarter of 2006 from 2.21% for the second quarter of 2005. The average balance of our FHLB advances increased $14.7 million to $203.2 million for the second quarter of 2006, and the average rate we paid on such advances increased 18 basis points to 4.69%. The average rate we paid on other borrowed money increased 193 basis points to 3.95% for the second quarter of 2006 compared to 2.02% for the second quarter of 2005. Our other borrowed money represents securities repurchase agreements entered into with certain commercial checking account customers.

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

                                                                    Three Months Ended June 30,
                                               -------------------------------------------------------------------
                                                             2006                                2005
                                               --------------------------------   --------------------------------
                                                Average                Average     Average                Average
                                                Balance   Interest   Yield/Rate    Balance   Interest   Yield/Rate
                                               --------   --------   ----------   --------   --------   ----------
                                                                      (Dollars in Thousands)
Interest-earning assets:
      Investment securities(1)                 $100,082    $   955      3.82%     $ 95,384    $  770       3.23%
      Mortgage-backed securities                146,745      1,537      4.19       174,467     1,773       4.06
      Loans receivable(2)                       558,452      9,457      6.77       445,507     6,898       6.19
      Other interest-earning assets              25,335        260      4.10        21,916       225       4.11
                                               --------    -------                --------    ------
         Total interest-earning assets          830,614     12,209      5.88%      737,274     9,666       5.24%
                                                           -------      ----                   -----       ----
      Cash and non-interest bearing
         balances                                20,834                             21,060
      Other non-interest-earning assets          24,605                             23,877
                                               --------                           --------
         Total assets                          $876,053                           $782,211
                                               ========                           ========
Interest-bearing liabilities:
   Deposits:
      Savings and money market accounts        $104,554        284      1.09%     $131,729       372        1.13%
      Checking accounts                          54,211          3      0.02        51,577         5        0.04
      Certificate accounts                      322,155      3,561      4.42       213,696     1,812        3.39
                                               --------    -------                --------    ------
         Total deposits                         480,920      3,848      3.20       397,002     2,189        2.21
   FHLB advances                                203,175      2,383      4.69       188,497     2,126        4.51
   Other borrowings                              21,070        208      3.95        23,387       118        2.02
                                               --------    -------                 -------    ------
      Total interest-bearing liabilities        705,165    $ 6,439      3.65%      608,886    $4,433        2.91%
                                                           -------      ----                  ------        ----
Non-interest-bearing liabilities:
      Non-interest-bearing demand
         accounts                                44,159                             41,150
      Real estate tax escrow accounts             3,291                              3,111
      Other liabilities                           8,833                              8,906
                                               --------                           --------
         Total liabilities                      761,448                            662,053
      Stockholders' equity                      114,605                            120,122
                                               --------                           --------
         Total liabilities and stockholders'
            equity                             $876,053                           $782,175
                                               ========                           ========
      Net interest-earning assets              $125,449                           $128,388
                                               ========                           ========
      Net interest income; average
         Interest rate spread                              $ 5,770      2.23%                 $5,233        2.33%
                                                           =======      ====                  ======        ====
      Net interest margin(3)                                            2.78%                               2.84%
                                                                        ====                                ====

----------
(1) Investment securities for the 2006 period include 46 non-taxable municipal bonds with an aggregate average balance of $20.4 million and an average yield of 4.2%. Investment securities for the 2005 period include 47 non-taxable municipal bonds with an aggregate average balance of $13.4 million and an average yield of 4.2%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)  Equals net interest income divided by average interest-earning assets.

PROVISION FOR LOAN LOSSES. We made an $8,000 provision to the allowance for loan losses during the second quarter of 2006 with no such provision during the second quarter of 2005. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. The provision taken during the 2006 quarter was primarily the result of growth in the loan portfolio while the overall credit quality of the loan portfolio remains strong. At June 30, 2006, non-performing loans amounted to 0.05% of loans receivable and our allowance for loan losses amounted to 473.5% of non-performing loans.

NON-INTEREST INCOME. Our total non-interest income amounted to $751,000 for the second quarter of 2006 compared to $762,000 for the second quarter of 2005. The slight decrease was due primarily to a $28,000 decrease in gain on derivative instruments, net, as our final swap agreement expired in December 2005, partially offset by a $23,000 increase in other non-interest income, primarily due to an increase in appraisal income.

NON-INTEREST EXPENSES. Our total non-interest expense for the second quarter of 2006 amounted to $4.0 million, representing an increase of $456,000 or 12.8% from the second quarter of 2005. The overall increase was due primarily to increases in salaries and employee benefits, depreciation, data processing, advertising and other non-interest expense, partially offset by a decrease in professional services expense. Salaries and employee benefits expense increased $249,000 or 13.3% for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. This increase was primarily due to additional expenses of $186,000 in the aggregate relating to the Company's Option Plan and RRP. The remainder of the increase in salaries and employee benefits expense was due to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs. The increase in depreciation expense of $47,000 was a result of our increase in facilities, primarily due to the Bank's new branch in Warrington, Pennsylvania which opened in April 2006. The increase in data processing expense of $64,000 was due to an increase in the volume of our deposit transactions, in part because of the new Warrington branch. The increase in advertising expense of $29,000 was a result of increased advertising to promote our deposit products. Additional expenses of approximately $77,000 were recognized in other non-interest expense for Option Plan and RRP awards to directors, but were somewhat offset by decreases in various other categories of other non-interest expense. The decrease in professional services expense of $33,000 was primarily the result of lower fees charged by our current independent registered public accounting firm compared to our prior firm.

INCOME TAX EXPENSE. Income tax expense for the second quarter of 2006 amounted to $731,000 compared to $704,000 for the second quarter of 2005. Our effective tax rate increased to 29.2% for the quarter ended June 30, 2006, from 28.9% for quarter ended June 30, 2005. The increase in income tax expense was the result of the increase in our pre-tax income combined with the fluctuation in our effective tax rate.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

GENERAL. We had net income of $3.5 million for the six months ended June 30, 2006, representing an increase of 11.8% over the comparable 2005 period. Diluted earnings per share increased to $0.23 for the first six months of 2006 compared to $0.20 for the first six months of 2005. Our results for the first six months of 2006 reflect, in part, an increase in our average loans receivable combined with an increase in the average yield earned on such assets. The accompanying increase in interest income was partially offset by an increase in interest expense that resulted from an increase in our average total interest-bearing liabilities and the average rate paid on those liabilities. Our average interest spread decreased to 2.22% for the six months ended June 30, 2006 from 2.31% for the six months ended June 30, 2005, as our net interest margin also decreased to 2.76% from 2.82% over the same periods. Our non-interest income for the first six months of 2006 increased 7.8% over the comparable 2005 period, primarily as a result of an increase in income on bank owned life insurance ("BOLI"). Our non-interest expense for the first six months of 2006 increased 10.8% over the comparable 2005 period, as a result of increases in all expense categories with the exception of occupancy, professional services and ATM expense.

INTEREST INCOME. Our total interest income was $23.5 million for the six months ended June 30, 2006 compared to $18.6 million for the six months ended June 30, 2006, a $4.9 million or 26.5% increase. The increase in interest income was primarily a result of growth in the average balance of our loan portfolio combined with an increase in the average yield on our loans. The average balance of our loan portfolio increased $117.7 million or 27.3% to $548.5 million for the six months ended June 30, 2006 from $430.8 million for the six months ended June 30, 2005. The average yield on our loan portfolio increased 51 basis points to 6.63% from 6.12% over the same period. Also contributing to the increase in interest income was an $8.1 million increase in the average balance of our investment securities to $100.4 million for the first six months of 2006 combined with a 39 basis point increase in the average rate on those securities. Partially offsetting these increases was a $26.7 million decrease in the average balance of our mortgage-backed securities to $147.0 million for the first six months of 2006 compared to $173.7 million for the first six months of 2005.

INTEREST EXPENSE. Our total interest expense was $12.2 million for the six months ended June 30, 2006 compared to $8.4 million for the six months ended June 30, 2005, an increase of $3.8 million or 45.2%. The increase in interest expense was the result of increases in the average balances of deposits and FHLB advances as well as increases in the average rates paid on deposits, FHLB advances and other borrowings. During the six months ended June 30, 2006 compared to the six months ended June 30, 2005, our average deposit balance grew by $82.1 million or 21.1%, primarily due to growth in higher-rate certificates of deposit. The average balance of our certificate of deposit accounts grew $101.5 million or 48.9% to $309.2 million for the first half of 2006 compared to $207.7 million for the first half of 2005. As a result of this growth, as well as the rising interest rate environment, the average rate we paid on our deposits increased 89 basis points to 3.03% for the first half of 2006 from 2.14% for the first half of 2005. The average balance of our FHLB advances increased $22.4 million to $203.6 million for the first half of 2006, and the average rate we paid on such advances increased 14 basis points to 4.59%. The average rate we paid on other borrowed money increased 189 basis points to 3.65% for first half of 2006 compared to 1.76% for the first half of 2005. Our other borrowed money represents securities repurchase agreements entered into with certain commercial checking account customers.

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

                                                                     Six Months Ended June 30,
                                               --------------------------------------------------------------------
                                                              2006                               2005
                                               ---------------------------------   -------------------------------
                                                Average                 Average     Average                Average
                                                Balance    Interest   Yield/Rate    Balance   Interest   Yield/Rate
                                               ---------   --------   ----------   --------   --------   ----------
                                                                      (Dollars in Thousands)
Interest-earning assets:
      Investment securities(1)                  $100,410    $ 1,836      3.66%     $ 92,298    $ 1,510      3.27%
      Mortgage-backed securities                 146,972      3,061      4.17       173,705      3,571      4.11
      Loans receivable(2)                        548,505     18,175      6.63       430,774     13,177      6.12
      Other interest-earning assets               23,334        415      3.56        25,911        315      2.43
                                                --------    -------                --------    -------
         Total interest-earning assets           819,221     23,487      5.73%      722,688     18,573      5.14%
                                                            -------      ----                  -------      ----
      Cash and non-interest bearing
         balances                                 20,413                             20,721
      Other non-interest-earning assets           24,378                             20,100
                                                --------                           --------
        Total assets                            $864,012                           $763,509
                                                ========                           ========
Interest-bearing liabilities:
   Deposits:
      Savings and money market accounts         $108,068        588      1.09%     $129,991        691      1.06%
      Checking accounts                           54,238          7      0.03        51,729         15      0.06
      Certificate accounts                       309,164      6,552      4.24       207,693      3,452      3.32
                                                --------    -------                --------    -------
         Total deposits                          471,470      7,147      3.03       389,413      4,158      2.14
   FHLB advances                                 203,629      4,672      4.59       181,237      4,031      4.45
   Other borrowings                               19,310        352      3.65        22,259        196      1.76
                                                --------    -------                --------    -------
      Total interest-bearing liabilities         694,409    $12,171      3.51%      592,909    $ 8,385      2.83%
                                                            -------      ----                  -------      ----
Non-interest-bearing liabilities:
      Non-interest-bearing demand
        accounts                                  42,848                             38,839
      Real estate tax escrow accounts              3,114                              2,855
      Other liabilities                            7,776                              7,740
                                                --------                           --------
         Total liabilities                       748,147                            642,343
      Stockholders' equity                       115,865                            121,166
                                                --------                           --------
         Total liabilities and stockholders'
            equity                              $864,012                           $763,509
                                                ========                           ========
      Net interest-earning assets               $124,812                           $129,779
                                                ========                           ========
      Net interest income; average
         Interest rate spread                               $11,316      2.22%                 $10,188      2.31%
                                                            =======      ====                  =======      ====
      Net interest margin(3)                                             2.76%                              2.82%
                                                                         ====                               ====

----------
(1) Investment securities for the 2006 period include 47 non-taxable municipal bonds with an aggregate average balance of $20.5 million and an average yield of 4.2%. Investment securities for the 2005 period include 47 non-taxable municipal bonds with an aggregate average balance of $6.8 million and an average yield of 4.2%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)  Equals net interest income divided by average interest-earning assets.

PROVISION FOR LOAN LOSSES. We made an $8,000 provision to the allowance for loan losses during the first six months of 2006 with no such provision during the first six months of 2005. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. The provision taken in the first half of 2006 was primarily the result of growth in the loan portfolio while the overall credit quality of the loan portfolio remains strong. At June 30, 2006, non-performing loans amounted to 0.05% of loans receivable and our allowance for loan losses amounted to 473.5% of non-performing loans.

NON-INTEREST INCOME. Our total non-interest income amounted to $1.4 million for the six months ended June 30, 2006 compared to $1.3 million for the six months ended June 30, 2005. The increase of $104,000 was due primarily to a $169,000 increase in BOLI income and a $24,000 increase in other non-interest income, partially offset by decreases of $37,000 and $43,000 in service charge income and in gain on derivative instruments, net, respectively.

NON-INTEREST EXPENSES. Our total non-interest expense for the six months ended June 30, 2006 amounted to $7.8 million, representing an increase of $762,000 or 10.8% from the six months ended June 30, 2005. As was the case for the quarter ended June 30, 2006, the overall increase for the six-month period was due primarily to increases in salaries and employee benefits, depreciation, data processing, advertising and other non-interest expense, partially offset by a decrease in professional services expense. Salaries and employee benefits expense increased $566,000 or 15.4% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was primarily due to additional expenses of $368,000 in the aggregate relating to the Option Plan and RRP, with the remainder of the increase due, again, to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs. The increase in depreciation expense of $72,000 was a result of our increase in facilities, primarily due to the Bank's new branch in Warrington, Pennsylvania which opened in April 2006. The increase in data processing expense of $35,000 was due to an increase in the volume of our deposit transactions, in part because of the new Warrington branch. The increase in advertising expense of $29,000 was a result of increased advertising to promote our deposit products. Additional expenses of approximately $154,000 were recognized in other non-interest expense for Option Plan and RRP awards to directors, but were somewhat offset by decreases in various other categories of other non-interest expense. The decrease in professional services expense of $63,000 was primarily the result of lower fees charged by our current independent registered public accounting firm compared to our prior firm.

INCOME TAX EXPENSE. Income tax expense for the first half of 2006 amounted to $1.4 million compared to $1.3 million for the first half of 2005. Our effective tax rate decreased to 29.0% for the six months ended June 30, 2006, from 29.9% for the six months ended June 30, 2005. The increase in income tax expense was the result of the increase in our pre-tax income partially offset by the fluctuation in our effective tax rate.

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

     o we have invested in securities with relatively short anticipated lives, generally three to five years, and increased our holding of liquid assets; and

GAP ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 11.78% at June 30, 2006, compared to a negative 4.09% at December 31, 2005. We have increased our originations of commercial real estate and multi-family residential real estate loans, construction loans, home equity lines and commercial business loans. This has been done, in part, because such loans generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, thereby increasing the amount of our interest rate sensitive assets in the one- to three-year time horizon. By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2006, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2006, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 10% to 26%. The annual prepayment rate for mortgage-backed securities is assumed to range from 9% to 63%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," of 16%, 12.5% and 0%, respectively.

                                              More than    More than    More than
                                   6 Months    6 Months     1 Year       3 Years    More than     Total
                                    or Less   to 1 Year   to 3 Years   to 5 Years    5 Years     Amount
                                   --------   ---------   ----------   ----------   ---------   --------
                                                           (Dollars in Thousands)
Interest-earning assets(1):
   Loans receivable                $240,424   $  45,778     $130,917    $ 72,688     $ 93,128   $582,935
   Mortgage-backed
      securities                     24,292      20,840       51,964      23,710       25,609    146,415
   Investment securities             15,981      10,699       27,987      13,000       32,395    100,062
   Other interest-earning assets     18,865          --           --          --           --     18,865
                                   --------   ---------     --------    --------     --------   --------
      Total interest-earning
         assets                     299,562      77,317      210,868     109,398      151,132    848,277
                                   ========   =========     ========    ========     ========   ========
Interest-bearing liabilities:
   Savings and money market
      accounts                     $ 15,140   $  15,140     $ 38,055    $ 17,509     $ 15,378   $101,222
   Checking accounts                     --          --           --          --       53,664     53,664
   Certificate accounts             218,811      61,277       33,345      13,791       15,492    342,716
   FHLB advances                    134,681      14,180       29,645       4,943       20,171    203,620
   Other borrowed money              22,999          --           --          --           --     22,999
                                   --------   ---------     --------    --------     --------   --------
      Total interest-bearing
      liabilities                   391,631      90,597      101,045      36,243      104,705    724,221
                                   ========   =========     ========    ========     ========   ========
Interest-earning assets less
   interest-bearing liabilities    $(92,069)  $ (13,280)    $109,823    $ 73,155     $ 46,427   $124,056
                                   --------   ---------                 --------     --------   --------
Cumulative interest-rate
   sensitivity gap(2)              $(92,069)  $(150,349)    $  4,474    $ 77,629     $124,056
                                   ========   =========     ========    ========     ========
Cumulative
   interest-rate
   gap as a percentage of total
   assets at June 30, 2006          -(10.56)%   -(11.78)%       0.50%       8.68%       13.87%
                                   ========   =========     ========    ========     ========
Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities at June 30, 2006       76.49%      78.15%      100.77%     112.53%      117.13%
                                   ========   =========     ========    ========     ========

----------
(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

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

                                                           TOTAL NUMBER OF      MAXIMUM NUMBER OF
                             TOTAL                      SHARES PURCHASED AS   SHARES THAT MAY YET
                           NUMBER OF                      PART OF PUBLICLY    BE PURCHASED UNDER
                             SHARES     AVERAGE PRICE    ANNOUNCED PLANS OR       THE PLAN OR
         PERIOD            PURCHASED   PAID PER SHARE         PROGRAMS            PROGRAMS(1)
------------------------   ---------   --------------   -------------------   -------------------
April 1 - April 30, 2006      9,510         13.45               9,510               505,293
May 1 - May 31, 2006          5,556         13.77               5,556               499,737
June 1 - June 30, 2006      362,123         14.83             362,123               137,614
                            -------                           -------
Total                       377,189        $14.62             199,347               137,614
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 5, 2006, the Company held its Annual Meeting of Shareholders to obtain approval for two proxy proposals submitted on behalf of the Company's Board of Directors. Shareholders of record as of March 21, 2006, received proxy materials and were considered eligible to vote on these proposals. The following is a brief summary of each proposal and the result of the vote.

1. The following directors were elected by the requisite plurality of the votes cast to serve on the Company's Board of Directors:

                                          For*     Withheld
                                       ----------  --------
Michael F. Czerwonka, III              14,742,937    60,509
Robert J. Pannepacker, Sr.             14,638,085   165,361

                                                                        Broker
                                          For*      Against  Abstain  Non-Votes
                                       ----------  --------  -------  ---------

2. To ratify the appointment of Beard
Miller Company LLP as independent
registered public accounting firm for
the year ended December 31, 2006       14,713,166    83,439   6,841      n/a

----------
* Includes 8,728,500 shares owned by Abington Mutual Holding Company (the "MHC") which were voted for these proposals.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS

        No.    Description
        ----   -----------
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

                                     ABINGTON COMMUNITY BANCORP, INC.


Date: August 11, 2006                By: /s/ Robert W. White
                                         ---------------------------------------
                                         Robert W. White
                                         Chairman, President and
                                         Chief Executive Officer


Date: August 11, 2006                By: /s/ Jack J. Sandoski
                                         ---------------------------------------
                                         Jack J. Sandoski
                                         Senior Vice President and
                                         Chief Financial Officer