Form 10-Q
period 2006-09-30
Abington Community Bancorp, Inc.
filed 2006-11-14
CIK 1292898

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

      Commission file number: 0-51077

                        Abington Community Bancorp, Inc.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Pennsylvania                                           02-0724068
--------------------------------                             -------------------
(State or Other Jurisdiction                                   (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

           180 Old York Road
       Jenkintown, Pennsylvania                                     19046
----------------------------------------                          ----------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (215) 886-8280
               ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
 -------------------------------------------------------------------------------
(Former name, former address or former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] NO [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 2006, 15,288,210 shares of the Registrant's common stock were outstanding.

ABINGTON COMMUNITY BANCORP, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE
                                                                            ----
PART I - FINANANCIAL INFORMATION

   ITEM 1. CONDENSED FINANCIAL STATEMENTS

      Unaudited Consolidated Statements of Financial Condition as of
      September 30, 2006 and December 31, 2005                                1

      Unaudited Consolidated Statements of Income for the Three and Nine
      Months Ended September 30, 2006 and 2005                                2

      Unaudited Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Nine Months Ended September 30, 2006
      and 2005                                                                3

      Unaudited Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 2006 and 2005                                       4

      Notes to Unaudited Consolidated Financial Statements                    5

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                         24

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        39

   ITEM 4. CONTROLS AND PROCEDURES                                           42

PART II - OTHER INFORMATION

   ITEM 1. Legal Proceedings                                                 43

   ITEM 1A. Risk Factors                                                     43

   ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds       43

   ITEM 3. Defaults upon Senior Securities                                   43

   ITEM 4. Submission of Matters to a Vote of Security Holders               44

   ITEM 5. Other Information                                                 44

   ITEM 6. Exhibits                                                          44

   SIGNATURES                                                                45

   CERTIFICATIONS

ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                          2006           2005
                                                                     -------------   ------------
ASSETS
Cash and due from banks                                               $ 12,757,692   $ 19,460,237
Interest-bearing bank balances                                          15,500,133      8,254,004
                                                                      ------------   ------------
   Total cash and cash equivalents                                      28,257,825     27,714,241
Investment securities held to maturity (estimated fair
   value--2006, $20,624,239; 2005, $20,316,775)                         20,393,971     20,395,593
Investment securities available for sale (amortized cost--
   2006, $80,995,632; 2005, $80,775,605)                                79,536,089     78,828,696
Mortgage-backed securities held to maturity (estimated fair
   value--2006, $56,673,005; 2005, $65,505,255)                         58,905,688     67,410,735
Mortgage-backed securities available for sale (amortized cost--
   2006, $81,579,068; 2005, $82,212,270)                                79,372,301     79,943,379
Loans receivable, net of allowance for loan losses
   (2006, $1,555,278; 2005, $1,454,510)                                594,759,328    529,487,209
Accrued interest receivable                                              4,618,869      3,475,350
Federal Home Loan Bank stock--at cost                                   11,888,500     11,061,200
Cash surrender value - bank owned life insurance                        16,003,814     15,498,958
Property and equipment, net                                              8,352,523      6,510,144
Deferred tax asset                                                       2,620,173      2,648,200
Prepaid expenses and other assets                                          969,316      1,098,106
                                                                      ------------   ------------
TOTAL ASSETS                                                          $905,678,397   $844,071,811
                                                                      ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Deposits:
      Noninterest-bearing                                             $ 37,653,586   $ 43,333,286
      Interest-bearing                                                 517,362,004    457,849,738
                                                                      ------------   ------------
         Total deposits                                                555,015,590    501,183,024
   Advances from Federal Home Loan Bank                                204,396,450    201,444,952
   Other borrowed money                                                 21,995,785     16,113,949
   Accrued interest payable                                              6,325,273      1,909,234
   Advances from borrowers for taxes and insurance                         547,000      2,384,314
   Accounts payable and accrued expenses                                 4,238,533      3,805,571
                                                                      ------------   ------------
            Total liabilities                                          792,518,631    726,841,044
                                                                      ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value, 10,000,000 shares authorized,
      none issued                                                                -              -
   Common stock, $0.01 par value, 40,000,000 shares authorized, issued: 15,870,000 in 2006 and 2005, outstanding:
      15,288,210 in 2006 and 15,870,000 in 2005                            158,700        158,700
   Additional paid-in capital                                           69,540,776     69,234,964
   Treasury stock--at cost, 581,790 shares                              (8,316,768)             -
   Unallocated common stock held by:
      Employee Stock Ownership Plan (ESOP)                              (6,511,650)    (6,880,236)
      Recognition & Retention Plan Trust (RRP)                          (2,791,047)    (3,339,413)
      Deferred compensation plans trust                                 (1,059,876)    (1,050,000)
   Retained earnings                                                    64,559,396     61,889,180
   Accumulated other comprehensive loss                                 (2,419,765)    (2,782,428)
                                                                      ------------   ------------
            Total stockholders' equity                                 113,159,766    117,230,767
                                                                      ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $905,678,397   $844,071,811
                                                                      ============   ============

See notes to unaudited consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------   -------------------------------
                                                         2006          2005                2006          2005
                                                     -----------   -----------         ------------   -----------
INTEREST INCOME:
   Interest on loans                                 $10,146,533   $ 7,683,975         $ 28,321,461   $20,860,816
   Interest and dividends on investment and
      mortgage-backed securities:
      Taxable                                          2,715,257     2,500,970            7,599,627     7,639,385
      Tax-exempt                                         212,727       214,482              639,935       471,876
                                                     -----------   -----------         ------------   -----------
         Total interest income                        13,074,517    10,399,427           36,561,023    28,972,077
INTEREST EXPENSE:
   Interest on deposits                                4,629,897     2,668,445           11,776,374     6,826,392
   Interest on Federal Home Loan Bank advances         2,535,445     2,259,801            7,207,782     6,290,844
   Interest on other borrowed money                      268,440       122,642              620,257       318,307
                                                     -----------   -----------         ------------   -----------
         Total interest expense                        7,433,782     5,050,888           19,604,413    13,435,543
                                                     -----------   -----------         ------------   -----------
NET INTEREST INCOME                                    5,640,735     5,348,539           16,956,610    15,536,534
PROVISION FOR LOAN LOSSES                                120,000        20,000              128,000        20,000
                                                     -----------   -----------         ------------   -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                           5,520,735     5,328,539           16,828,610    15,516,534
                                                     -----------   -----------         ------------   -----------
NON-INTEREST INCOME
   Service charges                                       435,978       436,938            1,282,401     1,320,289
   Rental income                                          10,348        10,048               25,520        33,998
   Gain on derivative instruments, net                         -        37,380                    -        80,050
   Income on bank owned life insurance                   171,605       166,113              504,856       330,453
   Loss on sale of investment securities                       -             -                 (601)            -
   Other income                                           97,910       119,890              349,289       347,120
                                                     -----------   -----------         ------------   -----------
         Total non-interest income                       715,841       770,369            2,161,465     2,111,910
                                                     -----------   -----------         ------------   -----------
NON-INTEREST EXPENSES
   Salaries and employee benefits                      2,158,377     2,115,019            6,402,075     5,793,082
   Occupancy                                             365,762       429,222            1,140,453     1,219,505
   Depreciation                                          173,723       133,302              490,874       378,222
   Professional services                                 128,871       221,192              514,731       669,903
   Data processing                                       322,957       309,527              957,032       908,914
   ATM expense                                            82,734        82,174              246,772       250,204
   Deposit insurance premium                              35,345        31,620              104,623        91,265
   Advertising and promotions                            158,786       132,524              390,191       334,510
   Other                                                 437,795       446,121            1,419,965     1,295,198
                                                     -----------   -----------         ------------   -----------
         Total non-interest expenses                   3,864,350     3,900,701           11,666,716    10,940,803
                                                     -----------   -----------         ------------   -----------
INCOME BEFORE INCOME TAXES                             2,372,226     2,198,207            7,323,359     6,687,641
PROVISION FOR INCOME TAXES                               665,667       603,819            2,099,227     1,946,193
                                                     -----------   -----------         ------------   -----------
NET INCOME                                           $ 1,706,559   $ 1,594,388         $  5,224,132   $ 4,741,448
                                                     ===========   ===========         ============   ===========
BASIC EARNINGS PER COMMON SHARE                      $      0.12   $      0.10         $       0.35   $      0.31
DILUTED EARNINGS PER COMMON SHARE                    $      0.12   $      0.10         $       0.35   $      0.31
BASIC AVERAGE COMMON SHARES OUTSTANDING:              14,554,073    15,244,232           14,802,227    15,366,869
DILUTED AVERAGE COMMON SHARES OUTSTANDING:            14,799,709    15,485,363           15,040,647    15,448,129

See notes to unaudited consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
INCOME
--------------------------------------------------------------------------------

                                                                          COMMON STOCK                 ACCUMULATED
                            COMMON               ADDITIONAL                ACQUIRED BY                    OTHER          TOTAL
                             STOCK     COMMON     PAID-IN      TREASURY      BENEFIT      RETAINED    COMPREHENSIVE  STOCKHOLDERS'
                            SHARES     STOCK      CAPITAL       STOCK         PLANS       EARNINGS        LOSS           EQUITY
                          ----------  --------  -----------  -----------  ------------  ------------  -------------  -------------
BALANCE--JANUARY 1, 2006  15,870,000  $158,700  $69,234,964  $         -  $(11,269,649)  $61,889,180  $(2,782,428)   $117,230,767
   Comprehensive income:
      Net income                   -         -            -            -             -     5,224,132            -       5,224,132
      Net realized
         holding gain on
         available for
         sale securities
         arising during
         the period, net
         of tax expense
         of $186,827               -         -            -            -             -             -      362,663         362,663
                                                                                                                     ------------
   Comprehensive income                                                                                                 5,586,795
                                                                                                                     ------------
   Treasury stock
      purchased                    -         -            -   (8,316,768)            -             -            -      (8,316,768)
   Cash dividends
      declared, ($.17
      per share)                   -         -            -            -             -    (2,553,916)           -      (2,553,916)
   Stock options expense           -         -      275,500            -             -             -            -         275,500
   Dividends reinvested
      in deferred
      compensation plans
      trust                        -         -            -            -        (9,876)            -            -          (9,876)
   Excess tax benefit on
      stock-based
      compensation                 -         -       36,134            -             -             -            -          36,134
   Amortization of RRP
      shares                       -         -      (39,202)           -       548,366             -            -         509,164
   ESOP shares committed
      to be released               -         -       33,380            -       368,586             -            -         401,966
                          ----------  --------  -----------  -----------  ------------   -----------  -----------    ------------
BALANCE--
   SEPTEMBER 30, 2006     15,870,000  $158,700  $69,540,776  $(8,316,768) $(10,362,573)  $64,559,396  $(2,419,765)   $113,159,766
                          ==========  ========  ===========  ===========  ============   ===========  ===========    ============

                                                                          COMMON STOCK                 ACCUMULATED
                            COMMON               ADDITIONAL                ACQUIRED BY                    OTHER          TOTAL
                             STOCK     COMMON     PAID-IN      TREASURY      BENEFIT      RETAINED    COMPREHENSIVE  STOCKHOLDERS'
                            SHARES     STOCK      CAPITAL       STOCK         PLANS       EARNINGS        LOSS           EQUITY
                          ----------  --------  -----------  -----------  ------------  ------------  -------------  -------------
BALANCE--JANUARY 1, 2005  15,870,000  $158,700  $69,096,936      $ -      $ (3,120,337)  $57,881,651   $  (962,249)  $123,054,701
   Comprehensive income:
      Net income                   -         -            -        -                 -     4,741,448             -      4,741,448
      Net realized
         holding loss on
         available for
         sale securities
         arising during
         the period, net
         of tax benefit
         of $719,219               -         -            -        -                 -             -    (1,396,132)    (1,396,132)
                                                                                                                     ------------
   Comprehensive income                                                                                                 3,345,316
                                                                                                                     ------------
   Cash dividends
      declared, ($.10
      per share)                   -         -            -        -                 -    (1,529,868)            -     (1,529,868)
   Shares released from
      deferred
      compensation plans
      trust                        -         -            -        -            24,200             -             -         24,200
   Common stock acquired
      by RRP                       -         -            -        -        (3,698,568)            -             -     (3,698,568)
   Common stock acquired
      by ESOP                      -         -            -        -        (5,325,546)            -             -     (5,325,546)
   Amortization of RRP
      shares                       -         -      (12,815)       -           176,975             -             -        164,160
   ESOP shares committed
      to be released              --         -      (13,597)       -           368,585             -             -        354,988
                          ----------  --------  -----------      ---      ------------   -----------   -----------   ------------
BALANCE--
      SEPTEMBER 30, 2005  15,870,000  $158,700  $69,070,524      $ -      $(11,574,691)  $61,093,231   $(2,358,381)  $116,389,383
                          ==========  ========  ===========      ===      ============   ===========   ===========   ============

See notes to unaudited consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                          2006            2005
                                                                     -------------   -------------
OPERATING ACTIVITIES:
   Net income                                                        $   5,224,132   $   4,741,448
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                            128,000          20,000
      Depreciation                                                         490,874         378,222
      Share-based compensation expense                                   1,186,630         519,148
      Unrealized gain on derivative instruments                                  -        (121,000)
      Impairment charge on investment securities                                 -           2,500
      Loss on sale of investment securities                                    601               -
      Deferred income tax benefit                                         (158,800)       (311,344)
      Amortization of:
         Deferred loan fees                                               (666,341)       (952,360)
         Premiums and discounts, net                                        77,438         191,451
      Income from bank owned life insurance                               (504,856)       (330,453)
      Changes in assets and liabilities which (used) provided
         cash:
         Accrued interest receivable                                    (1,143,519)       (894,458)
         Prepaid expenses and other assets                                 128,790        (103,559)
         Accrued interest payable                                        4,416,039       3,002,393
         Accounts payable and accrued expenses                             423,086         925,493
                                                                     -------------   -------------
            Net cash provided by operating activities                    9,602,074       7,067,481
                                                                     -------------   -------------
INVESTING ACTIVITIES:
   Principal collected on loans                                        110,061,097     104,026,521
   Disbursements for loans                                            (174,794,875)   (196,227,607)
   Purchases of:
      Mortgage-backed securities held to maturity                                -      (8,774,897)
      Mortgage-backed securities available for sale                    (11,075,891)    (20,553,403)
      Investments held to maturity                                               -     (10,178,366)
      Investments available for sale                                   (18,098,266)     (4,069,474)
      Federal Home Loan Bank stock                                      (2,936,091)     (4,307,100)
      Property and equipment                                            (2,333,253)       (878,435)
      Bank owned life insurance                                                  -     (15,000,000)
   Proceeds from:
      Maturities of mortgage-backed securities available for sale                -       1,211,522
      Sales and maturities of investments available for sale            17,878,688         500,000
      Principal repayments of mortgage-backed securities held to
         maturity                                                        8,412,832      16,775,938
      Principal repayments of mortgage-backed securities
         available for sale                                             11,724,442      15,582,154
      Redemption of Federal Home Loan Bank stock                         2,108,791       3,151,800
                                                                     -------------   -------------
            Net cash used in investing activities                      (59,052,526)   (118,741,347)
                                                                     -------------   -------------
FINANCING ACTIVITIES:
   Net decrease in demand deposits and savings accounts                (34,370,436)    (13,834,306)
   Net increase in certificate accounts                                 88,203,002      83,131,359
   Net increase in other borrowed money                                  5,881,836       3,873,232
   Advances from Federal Home Loan Bank                                765,100,000     383,559,008
   Repayments of advances from Federal Home Loan Bank                 (762,148,502)   (341,645,278)
   Net decrease in advances from borrowers for taxes and                (1,837,314)     (1,540,796)
      insurance
   Excess tax benefit from stock-based compensation                         36,134               -
   Acquisition of stock for ESOP and RRP                                         -      (9,024,114)
   Purchase of treasury stock                                           (8,316,768)              -
   Payment of cash dividend                                             (2,553,916)     (1,529,868)
                                                                     -------------   -------------
            Net cash provided by financing activities                   49,994,036     102,989,237
                                                                     -------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       543,584      (8,684,629)
CASH AND CASH EQUIVALENTS--Beginning of period                          27,714,241      33,295,832
                                                                     -------------   -------------
CASH AND CASH EQUIVALENTS--End of period                             $  28,257,825   $  24,611,203
                                                                     =============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest on deposits and other borrowings                      $  15,188,374   $  10,433,150
                                                                     =============   =============
      Income taxes                                                   $   2,375,000   $   2,250,000
                                                                     =============   =============
   Release of stock from deferred compensation plans trust           $           -   $      24,200
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

     The Bank's executive offices are in Jenkintown, Pennsylvania, with eight other branches and five limited service facilities located in Montgomery, Bucks and Delaware Counties, Pennsylvania. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans that include residential mortgage, commercial, consumer and construction loans. The principal business of ASB Investment Co. is to hold certain investment securities for the Bank. Keswick Services II and its wholly owned subsidiaries and Abington Corp. are dormant subsidiaries.

     The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2005. The results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006, or any other period.

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

     The Company previously entered into interest rate cap and swap agreements in order to manage its exposure to fluctuations in interest rates on a portion of its fixed rate loans and variable rate deposits. The agreements did not qualify for hedge accounting under Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Gains and losses in the fair value of the cap and swap agreements, as well as amounts paid or received under the agreements, were recognized in a separate line item, gain (loss) on derivative instruments, net, included in non-interest income in the Company's consolidated statements of income during the period in which they accrued. The Company did not hold any derivative financial instruments for trading purposes. We were not party to any derivative financial instrument agreements at September 30, 2006 or at any time during the nine months ended September 30, 2006.

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

     At September 30, 2006, the Company has two share-based compensation plans, the 2005 Recognition and Retention Plan and the 2005 Stock Option Plan. Share awards were first issued under these plans in July 2005. These plans are more fully described in Note 6.

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

     EARNINGS PER SHARE--Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the nine months ended September 30, 2006, there were 640,900 antidilutive CSEs, resulting from outstanding options. Earnings per share were calculated as follows:

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------------------------
                                                       2006                        2005
                                             -------------------------   -------------------------
                                                BASIC        DILUTED        BASIC        DILUTED
                                             -----------   -----------   -----------   -----------
     Net income                              $ 1,706,559   $ 1,706,559   $ 1,594,388   $ 1,594,388
                                             ===========   ===========   ===========   ===========
     Weighted average shares outstanding      14,554,073    14,554,073    15,244,232    15,244,232
     Effect of common share equivalents                -       245,636             -       241,131
                                             -----------   -----------   -----------   -----------
     Adjusted weighted average shares used
     in earnings per share computation        14,554,073    14,799,709    15,244,232    15,485,363
                                             ===========   ===========   ===========   ===========
     Earnings per share                      $      0.12   $      0.12   $      0.10   $      0.10
                                             ===========   ===========   ===========   ===========

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------------------------
                                                       2006                        2005
                                             -------------------------   -------------------------
                                                BASIC         DILUTED       BASIC        DILUTED
                                             -----------   -----------   -----------   -----------
     Net income                              $ 5,224,132   $ 5,224,132   $ 4,741,448   $ 4,741,448
                                             ===========   ===========   ===========   ===========
     Weighted average shares outstanding      14,802,227    14,802,227    15,366,869    15,366,869
     Effect of common share equivalents                -       238,420             -        81,260
                                             -----------   -----------   -----------   -----------
     Adjusted weighted average shares used
     in earnings per share computation        14,802,227    15,040,647    15,366,869    15,448,129
                                             ===========   ===========   ===========   ===========
     Earnings per share                      $      0.35   $      0.35   $      0.31   $      0.31
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

     In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in Issue 06-4, ACCOUNTING FOR DEFERRED COMPENSATION AND POSTRETIREMENT BENEFIT ASPECTS OF ENDORSEMENT SPLIT-DOLLAR LIFE INSURANCE ARRANGEMENTS. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee's active service period, including certain bank-owned life insurance ("BOLI") policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is continuing to evaluate the impact of this consensus, which will require the Company to recognize an additional liability and compensation expense related to its BOLI policies.

     In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-5, ACCOUNTING FOR PURCHASES OF LIFE INSURANCE - DETERMINING THE AMOUNT THAT COULD BE REALIZED IN ACCORDANCE WITH FASB TECHNICAL BULLETIN NO. 85-4, ACCOUNTING FOR PURCHASES OF LIFE INSURANCE. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under the insurance contract. EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. The Company is continuing to evaluate the impact of this consensus and does not expect that the guidance will have a material effect on the Company's consolidated financial position or results of operations.

     In September 2006, the FASB issued FASB Statement No. 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R). This statement which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company maintains a nonqualified, unfunded, defined benefit pension plan for the Board of Directors and certain officers that is more fully described in Note 6. We are currently evaluating the potential impact of the adoption of FASB Statement No. 158 in relation to this plan, however, we do not expect its implementation to have a significant impact on our consolidated financial position, stockholders' equity or results of operations.

     In September 2006, the SEC issued SAB No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB No. 108 and determined that upon adoption it will have no impact on the reported financial position or results of operations.

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

2.   INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities are summarized as follows:

                                                      HELD TO MATURITY
                                                     SEPTEMBER 30, 2006
                                     ---------------------------------------------------
                                                      GROSS        GROSS      ESTIMATED
                                      AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                        COST          GAINS        LOSSES       VALUE
                                     -----------   ----------   ----------   -----------
     Debt securities:
        Municipal bonds              $20,393,971    $230,372       $(104)    $20,624,239
                                     -----------    --------       -----     -----------
           Total debt securities     $20,393,971    $230,372       $(104)    $20,624,239
                                     ===========    ========       =====     ===========

                                                     AVAILABLE FOR SALE
                                                     SEPTEMBER 30, 2006
                                     ---------------------------------------------------
                                                      GROSS        GROSS       ESTIMATED
                                      AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                         COST         GAINS        LOSSES        VALUE
                                     -----------   ----------   -----------   -----------
     Debt securities:
        Agency bonds                 $76,491,800     $42,320    $(1,418,195)  $75,115,925
        Corporate bonds and
           commercial paper              499,583           -         (9,113)      490,470
        Certificates of deposit          984,000           -              -       984,000
                                     -----------     -------    -----------   -----------
           Total debt securities      77,975,383      42,320     (1,427,308)   76,590,395
                                     -----------     -------    -----------   -----------
     Equity securities:
        Common stock                          10         437              -           447
        Mutual funds                   3,020,239           -        (74,992)    2,945,247
                                     -----------     -------    -----------   -----------
           Total equity securities     3,020,249         437        (74,992)    2,945,694
                                     -----------     -------    -----------   -----------

     Total                           $80,995,632     $42,757    $(1,502,300)  $79,536,089
                                     ===========     =======    ===========   ===========

                                                      HELD TO MATURITY
                                                     DECEMBER 31, 2005
                                     ----------------------------------------------------
                                                      GROSS        GROSS       ESTIMATED
                                      AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                        COST          GAINS        LOSSES        VALUE
                                     -----------   ----------   -----------   -----------
     Debt securities:
        Municipal bonds              $20,395,593     $57,765     $(136,583)   $20,316,775
                                     -----------     -------     ---------    -----------
           Total debt securities     $20,395,593     $57,765     $(136,583)   $20,316,775
                                     ===========     =======     =========    ===========

                                                    AVAILABLE FOR SALE
                                                    DECEMBER 31, 2005
                                     ----------------------------------------------------
                                                      GROSS        GROSS       ESTIMATED
                                      AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                        COST          GAINS        LOSSES        VALUE
                                     -----------   ----------   -----------   -----------
     Debt securities:
        Agency bonds                 $74,990,878     $17,500    $(1,888,453)  $73,119,925
        Corporate bonds                  999,457           -         (1,412)      998,045
        Municipal bonds                  180,000         275              -       180,275
        Certificates of deposit        1,183,000           -              -     1,183,000
                                     -----------     -------    -----------   -----------
           Total debt securities      77,353,335      17,775     (1,889,865)   75,481,245
                                     -----------     -------    -----------   -----------
     Equity securities:
        Common stock                          10         380              -           390
        Mutual funds                   3,422,260           -        (75,199)    3,347,061
                                     -----------     -------    -----------   -----------
           Total equity securities     3,422,270         380        (75,199)    3,347,451
                                     -----------     -------    -----------   -----------
     Total                           $80,775,605     $18,155    $(1,965,064)  $78,828,696
                                     ===========     =======    ===========   ===========

     The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                SEPTEMBER 30, 2006
                                              -----------------------------------------------------
                                                  AVAILABLE FOR SALE           HELD TO MATURITY
                                              -------------------------   -------------------------
                                               AMORTIZED     ESTIMATED     AMORTIZED     ESTIMATED
                                                  COST       FAIR VALUE       COST       FAIR VALUE
                                              -----------   -----------   -----------   -----------
     Due in one year or less                  $20,998,000   $20,764,490   $         -   $         -
     Due after one year through five years     44,985,583    44,403,985             -             -
     Due after five years through ten years     9,991,800     9,418,800             -             -
     Due after ten years                        2,000,000     2,003,120    20,393,971    20,624,239
                                              -----------   -----------   -----------   -----------
     Total                                    $77,975,383   $76,590,395   $20,393,971   $20,624,239
                                              ===========   ===========   ===========   ===========

     The table below sets forth investment securities which have an unrealized loss position as of September 30, 2006:

                                                      LESS THAN 12 MONTHS        MORE THAN 12 MONTHS
                                                    -----------------------   -------------------------
                                                       GROSS                     GROSS
                                                    UNREALIZED    ESTIMATED    UNREALIZED    ESTIMATED
                                                      LOSSES     FAIR VALUE      LOSSES      FAIR VALUE
                                                    ----------   ----------   -----------   -----------
     Securities held to maturity:
        Municipal bonds                              $     -     $        -   $      (104)  $   505,460
                                                     -------     ----------   -----------   -----------
           Total securities held to maturity               -              -          (104)      505,460
                                                     -------     ----------   -----------   -----------
     Securities available for sale:
        Government agency securities                 $(3,750)    $2,996,250   $(1,414,445)  $56,077,355
        Other securities                                   -              -       (84,105)    3,435,716
                                                     -------     ----------   -----------   -----------
           Total securities available for sale        (3,750)     2,996,250    (1,498,550)   59,513,071
                                                     -------     ----------   -----------   -----------
     Total                                           $(3,750)    $2,996,250   $(1,498,654)  $60,018,531
                                                     =======     ==========   ===========   ===========

     The table below sets forth investment securities which have an unrealized loss position as of December 31, 2005:

                                                      LESS THAN 12 MONTHS        MORE THAN 12 MONTHS
                                                    -----------------------   -------------------------
                                                       GROSS                     GROSS
                                                    UNREALIZED    ESTIMATED    UNREALIZED    ESTIMATED
                                                      LOSSES     FAIR VALUE      LOSSES      FAIR VALUE
                                                    ----------   ----------   -----------   -----------
     Securities held to maturity:
        Municipal bonds                             $(136,583)   $11,922,095   $         -    $         -
                                                    ---------    -----------   -----------    -----------
           Total securities held to maturity         (136,583)    11,922,095             -              -
                                                    ---------    -----------   -----------    -----------
     Securities available for sale:
        Government agency securities                $(195,180)   $13,304,820   $(1,693,273)   $57,797,605
        Other securities                               (1,136)       498,925       (75,475)     3,345,896
                                                    ---------    -----------   -----------    -----------
           Total securities available for sale       (196,316)    13,803,745    (1,768,748)    61,143,501
                                                    ---------    -----------   -----------    -----------
     Total                                          $(332,899)   $25,725,840   $(1,768,748)   $61,143,501
                                                    =========    ===========   ===========    ===========

     On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At September 30, 2006, securities in a gross unrealized loss position for twelve months or longer consist of 28 securities having an aggregate depreciation of 2.4% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months at September 30, 2006, consist of 2 securities having an aggregate depreciation of 0.1% from the Company's amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and (with the exception of equity securities) they are on securities that have contractual maturity dates. The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that any issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover should market interest rates fall. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

3.   MORTGAGE-BACKED SECURITIES

     The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

                                       HELD TO MATURITY SEPTEMBER 30, 2006
                              ----------------------------------------------------
                                               GROSS        GROSS
                               AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                  COST        GAINS         LOSSES      FAIR VALUE
                              -----------   ----------   -----------   -----------
     FNMA pass-through
        certificates          $25,213,826     $     -    $  (998,234)  $24,215,592
     FHLMC pass-through
        certificates           17,874,615           -       (854,498)   17,020,117
     Real estate mortgage
        investment conduits    15,817,247      26,866       (406,817)   15,437,296
                              -----------     -------    -----------   -----------
           Total              $58,905,688     $26,866    $(2,259,549)  $56,673,005
                              ===========     =======    ===========   ===========

                                      AVAILABLE FOR SALE SEPTEMBER 30, 2006
                              ----------------------------------------------------
                                               GROSS        GROSS
                               AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                  COST        GAINS         LOSSES      FAIR VALUE
                              -----------   ----------   -----------   -----------
     GNMA pass-through
        certificates          $   460,656   $ 10,423     $      (706)  $   470,373
     FNMA pass-through
        certificates           10,107,831     33,216        (185,473)    9,955,574
     FHLMC pass-through
        certificates           65,794,267    100,037      (1,993,471)   63,900,833
     Real estate mortgage
        investment conduits     5,216,314      4,118        (174,911)    5,045,521
                              -----------   --------     -----------   -----------
           Total              $81,579,068   $147,794     $(2,354,561)  $79,372,301
                              ===========   ========     ===========   ===========

                                              HELD TO MATURITY
                                              DECEMBER 31, 2005
                              ----------------------------------------------------
                                              GROSS         GROSS       ESTIMATED
                               AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                  COST        GAINS         LOSSES        VALUE
                              -----------   ----------   -----------   -----------
     FNMA pass-through
        certificates          $28,447,912     $     -    $  (918,204)  $27,529,708
     FHLMC pass-through
        certificates           20,209,129           -       (743,308)   19,465,821
     Real estate mortgage
        investment conduits    18,753,694      39,195       (283,163)   18,509,726
                              -----------     -------    -----------   -----------
           Total              $67,410,735     $39,195    $(1,944,675)  $65,505,255
                              ===========     =======    ===========   ===========

                                               AVAILABLE FOR SALE
                                               DECEMBER 31, 2005
                              ----------------------------------------------------
                                              GROSS         GROSS       ESTIMATED
                               AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                 COST         GAINS         LOSSES        VALUE
                              -----------   ----------   -----------   -----------
     GNMA pass-through
        certificates          $   583,131    $ 17,217    $    (1,226)  $   599,122
     FNMA pass-through
        certificates           10,626,026      59,644       (151,016)   10,534,654
     FHLMC pass-through
        certificates           64,913,936      76,092     (2,099,759)   62,890,269
     Real estate mortgage
        investment conduits     6,089,177       3,544       (173,387)    5,919,334
                              -----------    --------    -----------   -----------
           Total              $82,212,270    $156,497    $(2,425,388)  $79,943,379
                              ===========    ========    ===========   ===========

     The table below sets forth mortgage-backed securities which have an unrealized loss position as of September 30, 2006:

                                          LESS THAN 12 MONTHS         MORE THAN 12 MONTHS
                                        ------------------------   --------------------------
                                           GROSS      ESTIMATED       GROSS       ESTIMATED
                                        UNREALIZED      FAIR        UNREALIZED      FAIR
                                          LOSSES        VALUE         LOSSES        VALUE
                                        ----------   -----------   -----------   ------------
     Securities held to maturity:
        FNMA pass-through
           certificates                  $       -   $         -   $  (998,234)  $ 24,215,593
        FHLMC pass-through
           certificates                          -             -      (854,498)    17,020,118
        Real estate mortgage
           investment conduits            (160,775)    4,119,781      (246,042)     9,983,939
                                         ---------   -----------   -----------   ------------
           Total securities held to
              maturity                    (160,775)    4,119,781    (2,098,774)    51,219,650
                                         ---------   -----------   -----------   ------------

     Securities available for sale:
        GNMA pass-through
           certificates                  $       -   $         -   $      (706)  $     94,413
       FNMA pass-through
           certificates                    (81,519)    3,716,400      (103,954)     2,992,654
       FHLMC pass-through
           certificates                    (32,403)    3,613,831    (1,961,069)    51,452,347
       Real estate mortgage
           investment conduits                   -             -      (174,910)     4,955,344
                                         ---------   -----------   -----------   ------------
           Total securities available
              for sale                    (113,922)    7,330,231    (2,240,639)    59,494,758
                                         ---------   -----------   -----------   ------------
     Total                               $(274,697)  $11,450,012   $(4,339,413)  $110,714,408
                                         =========   ===========   ===========   ============

     The table below sets forth mortgage-backed securities which have an unrealized loss position as of December 31, 2005:

                                           LESS THAN 12 MONTHS         MORE THAN 12 MONTHS
                                        -------------------------   -------------------------
                                           GROSS       ESTIMATED       GROSS       ESTIMATED
                                         UNREALIZED      FAIR        UNREALIZED      FAIR
                                           LOSSES        VALUE         LOSSES        VALUE
                                        -----------   -----------   -----------   -----------
     Securities held to maturity:
        FNMA pass-through
           certificates                 $  (124,140)  $ 9,309,491   $  (794,064)  $18,220,217
        FHLMC pass-through
           certificates                    (325,995)    9,889,436      (417,313)    9,576,385
        Real estate mortgage
           investment conduits             (283,163)   11,509,933             -             -
                                        -----------   -----------   -----------   -----------
           Total securities held to
              maturity                     (733,298)   30,708,860    (1,211,377)   27,796,602
                                        -----------   -----------   -----------   -----------
     Securities available for sale:
        GNMA pass-through
           certificates                 $    (1,226)  $   126,544   $         -   $        -
        FNMA pass-through
           certificates                     (29,704)    4,311,626      (121,312)    3,527,004
        FHLMC pass-through
           certificates                    (539,147)   26,123,727    (1,560,612)   33,299,429
        Real estate mortgage
           investment conduits             (130,316)    4,144,716       (43,071)    1,669,510
                                        -----------   -----------   -----------   -----------
           Total securities available
              for sale                     (700,393)   34,706,613    (1,724,995)   38,495,943
                                        -----------   -----------   -----------   -----------
     Total                              $(1,433,691)  $65,415,473   $(2,936,372)  $66,292,545
                                        ===========   ===========   ===========   ===========

     On a quarterly basis, management of the Company reviews the securities in its mortgage-backed securities portfolio to identify any securities that might have an other-than-temporary impairment. At September 30, 2006, securities in a gross unrealized loss position for twelve months or longer consist of 45 securities having an aggregate depreciation of 3.8% from the Company's amortized cost basis. Securities in a gross unrealized loss position for less than twelve months at September 30, 2006, consist of 9 securities having an aggregate depreciation of 2.3% from the Company's amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities have been made as scheduled, and there is no evidence that any issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover should market interest rates fall. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

4.   LOANS RECEIVABLE - NET

     Loans receivable consist of the following:

                                               SEPTEMBER 30, 2006   DECEMBER 31, 2005
                                               ------------------   -----------------
     One-to four-family residential               $369,308,673        $323,709,542
     Multi-family residential and commercial        87,571,143          76,646,911
     Construction                                  146,044,794         132,789,343
     Home equity lines of credit                    31,338,170          41,063,321
     Commercial business loans                       9,124,251          10,974,955
     Consumer non-real estate loans                  4,218,128           4,711,519
                                                  ------------        ------------
          Total loans                              647,605,159         589,895,591
     Less:
        Construction loans in process              (50,236,727)        (57,690,327)
        Deferred loan fees                          (1,053,826)         (1,263,545)
        Allowance for loan losses                   (1,555,278)         (1,454,510)
                                                  ------------        ------------
     Loans receivable--net                        $594,759,328        $529,487,209
                                                  ============        ============

     Following is a summary of changes in the allowance for loan losses:

                                            NINE MONTHS ENDED       YEAR ENDED
                                           SEPTEMBER 30, 2006   DECEMBER 31, 2005
                                           ------------------   ------------------
     Balance--beginning of year                $1,454,510           $1,412,697
        Provision for loan losses                 128,000               25,000
        Charge-offs                               (40,943)             (69,774)
        Recoveries                                 13,711               86,587
                                               ----------           ----------
           (Charge-offs)/recoveries--net          (27,232)              16,813
                                               ----------           ----------
     Balance--end of period                    $1,555,278           $1,454,510
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

     As of September 30, 2006 and December 31, 2005, the recorded investment in loans that are considered to be impaired is as follows.

                                           SEPTEMBER 30,   DECEMBER 31,
                                                2006           2005
                                           -------------   ------------
     Impaired collateral-dependent loans      $      -      $2,885,364
     Average impaired loan balance            $922,994      $   94,861
     Interest income recognized on
        impaired loans                        $ 65,955      $        -

     As a result of the Company's measurement of impaired loans, no allowance for loan losses was established for impaired loans at September 30, 2006. An allowance for loan losses of approximately $116,000 was established for $2.9 million of total impaired loans at December 31, 2005, that consisted of one construction loan. In April 2006, the remaining balance of the loan was paid in full, including all past due interest and costs.

     The Company had no nonaccrual loans at September 30, 2006. Nonaccrual loans at December 31, 2005, amounted to approximately $2.9 million. Commercial loans and commercial real estate loans are placed on nonaccrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on nonaccrual only when the loan is 90 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at September 30, 2006 and December 31, 2005, amounted to approximately $241,000 and $2.9 million, respectively.

     Interest payments on impaired loans and nonaccrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the nine months ended September 30, 2006, $66,000 in cash basis interest income was recognized. No cash basis interest income was recognized for the nine months ended September 30, 2005. No interest income was foregone on nonaccrual loans for the nine-month periods ended September 30, 2006 and 2005.

5.   DEFERRED INCOME TAXES

     Items that gave rise to significant portions of the deferred tax accounts are as follows:

                                                           SEPTEMBER 30, 2006   DECEMBER 31, 2005
                                                           ------------------   -----------------
     Deferred tax assets:
        Allowance for loan losses                              $  528,795          $  494,533
        Deferred compensation                                   1,181,365           1,136,056
        Write-down of impaired investments                              -              23,800
        Unrealized loss on securities available-for-sale        1,246,545           1,433,372
                                                               ----------          ----------
          Total deferred tax assets                             2,956,705           3,087,761
                                                               ----------          ----------
     Deferred tax liabilities:
       Property and equipment                                      (1,237)           (105,635)
       Deferred loan fees                                        (316,384)           (313,175)
       Other                                                      (18,911)            (20,751)
                                                               ----------          ----------
          Total deferred tax liabilities                         (336,532)           (439,561)
                                                               ----------          ----------
     Net deferred tax asset                                    $2,620,173          $2,648,200
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

     SUPPLEMENTAL RETIREMENT PLAN

     The Company maintains a nonqualified, unfunded, defined benefit pension plan for the Board of Directors and certain officers. The components of the Company's net periodic cost for the plan is as follows:

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           -------------------
                                                             2006       2005
                                                           --------   --------
     Components of net periodic benefit cost:
        Service cost                                       $ 80,592   $ 49,310
        Interest cost                                        98,219     57,995
        Expected return on assets                                --         --
        Amortization of prior service cost                   91,189     60,695
                                                           --------   --------
     Net periodic pension cost                             $270,000   $168,000
                                                           ========   ========
     Weighted average assumptions:
     Discount rate                                             5.55%      6.50%
     Rate of return on assets                                   n/a        n/a
     Rate of increase in future board fees/salary levels       4.00%      4.00%

     EMPLOYEE STOCK OWNERSHIP PLAN

     In 2004, the Company established an employee stock ownership plan ("ESOP") for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are expected to be released over a 15-year period. Shares released are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. The ESOP Trust (the "Trust") purchased 571,320 shares of the Company's common stock for approximately $7.4 million, an average price of $12.90 per share. No additional purchases are expected by the Trust under this plan. As of September 30, 2006, 38,088 shares had been allocated to participants, and the fair value of the remaining 533,232 unallocated shares was approximately $8.0 million. During the three- and nine-month periods ended September 30, 2006, approximately 9,500 and 28,500 shares, respectively, were committed to be released to participants, resulting in recognition of approximately $141,000 and $402,000 in compensation expense, respectively.

     RECOGNITION AND RETENTION PLAN

     In June 2005, the shareholders of the Company approved the adoption of the 2005 Recognition and Retention Plan (the "RRP"). Certain senior officers of the Bank have been designated as Trustees of the RRP. The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the RRP, the Recognition Plan Trust (the "RRP Trust") purchased 285,660 shares of the Company's common stock in the open market for approximately $3.7 million, an average price of $12.95 per share. The Company made sufficient contributions to the RRP Trust to fund these purchases. No additional purchases are expected to be made by the RRP Trust under this plan. All 285,660 shares acquired by the RRP Trust were granted to certain officers, employees and directors of the Company in July 2005. Approximately 2,000 shares were forfeited during the nine months ended September 30, 2006, which have not been reallocated and are available for future issuance. RRP shares will generally vest at the rate of 20% per year over five years.

     A summary of the status of the shares under the RRP as of September 30, 2006 and changes during the nine months ended September 30, 2006 are presented below:

                                                       NINE MONTHS ENDED
                                                      SEPTEMBER 30, 2006
                                              ----------------------------------
                                              NUMBER OF   WEIGHTED AVERAGE GRANT
                                                SHARES        DATE FAIR VALUE
                                              ---------   ----------------------
     Nonvested at the beginning of the year    285,660            $12.02
     Granted                                         -                 -
     Vested                                    (56,232)            12.01
     Forfeited                                  (2,000)            12.01
                                               -------            ------
     Nonvested at the end of the period        227,428            $12.02
                                               =======            ======

     Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company's stock at the date of grant. During the three- and nine-month periods ended September 30, 2006, approximately 14,000 and 42,500 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $171,000 and $509,000 in compensation expense, respectively. A tax benefit of $58,000 and $209,000, respectively, was recognized during these periods. During the three- and nine-month periods ended September 30, 2005, approximately 14,000 shares were amortized to expense resulting in recognition of approximately $164,000 in compensation expense. A tax benefit of $59,000 was recognized during these periods. As of September 30, 2006, approximately $2.6 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At September 30, 2006, the weighted average remaining lives of the RRP awards was approximately 3.8 years.

     STOCK OPTIONS

     In June 2005, the shareholders of the Company also approved the adoption of the 2005 Stock Option Plan (the "Option Plan"). The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price no less than the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 714,150 shares of common stock have been reserved for future issuance pursuant to the Option Plan. Approximately 2,400 stock options were forfeited during the nine months ended September 30, 2006, and 73,250 stock options are available for future grant.

     A summary of the status of the Company's stock options under the Option Plan as of September 30, 2006 and changes during the nine months ended September 30, 2006 are presented below:

                                                      NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2006
                                                ----------------------------
                                                NUMBER OF   WEIGHTED AVERAGE
                                                 SHARES      EXERCISE PRICE
                                                ---------   ----------------
     Outstanding at the beginning of the year    643,250         $12.02
     Granted                                           -              -
     Exercised                                         -              -
     Forfeited                                    (2,350)         12.01
                                                 -------         ------
     Outstanding at the end of the period        640,900         $12.02
                                                 =======         ======
     Exercisable at the end of the period        127,280         $12.01
                                                 =======         ======

     The following table summarizes all stock options outstanding under the Option Plan as of September 30, 2006:

                               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                ------------------------------------------------   ----------------------------
                                                    WEIGHTED
     EXERCISE   NUMBER OF   WEIGHTED AVERAGE   AVERAGE REMAINING   NUMBER OF   WEIGHTED AVERAGE
       PRICE      SHARES     EXERCISE PRICE     CONTRACTUAL LIFE     SHARES     EXERCISE PRICE
     --------   ---------   ----------------   -----------------   ---------   ---------------
                                                    (in years)
      $12.01     636,400         $12.01               9.0           127,280         $12.01
       13.35       4,500          13.35               9.4                 -              -
                 -------         ------               ---           -------         ------
       Total     640,900         $12.02               9.0           127,280         $12.01
                 =======         ======               ===           =======         ======

     The estimated fair value of options granted during 2005 was $2.88 per share. No stock options have been granted in 2006. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

                                 NINE MONTHS ENDED
                                SEPTEMBER 30, 2006
                                ------------------
     Dividend yield                        1.67%
     Expected volatility                  23.62%
     Risk-free interest rate        3.74 - 4.34%
     Expected life of options        3 - 7 years

     During the three and nine months ended September 30, 2006, approximately $92,000 and $276,000, respectively, was recognized in compensation expense for the Option Plan. A tax benefit of $9,000 and $27,000, respectively, was recognized during these periods. During the three and nine months ended September 30, 2005, approximately $89,000 was recognized in compensation expense for the Option Plan. A tax benefit of $10,000 was recognized during these periods. At September 30, 2006, approximately $1.4 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 3.8 years.

7.   COMMITMENTS AND CONTINGENCIES

     The Bank had approximately $6.0 million in outstanding mortgage loan commitments at September 30, 2006. The commitments are expected to be funded within 90 days with approximately $5.7 million in fixed rate loans ranging from 5.875% to 7.125%. The Bank had approximately $3.6 million in outstanding mortgage loan commitments at December 31, 2005. These loans were not originated for resale. Also outstanding at September 30, 2006 and December 31, 2005, were unused lines of credit totaling approximately $72.0 million and $64.0 million, respectively.

     Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most of the Bank's letters of credit expire within one year. At September 30, 2006 and December 31, 2005, the Bank had letters of credit outstanding of approximately $16.3 million and $14.1 million, respectively, of which $14.7 million and $12.5 million, respectively, were standby letters of credit. At September 30, 2006 and December 31, 2005, the uncollateralized portion of the letters of credit extended by the Bank was approximately $97,000 and $169,000, respectively. At both September 30, 2006 and December 31, 2005, $97,000 of the uncollateralized letters of credit was for standby letters of credit.

     The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

     Among the Company's contingent liabilities, are exposures to limited recourse arrangements with respect to the sales of whole loans and participation interests. At September 30, 2006, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW--The Company was formed by the Bank in connection with the Bank's reorganization into the mutual holding company form of organization and commenced operations in December 2004. The Company's results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Bank's results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, gains or losses on derivative instruments, service charges and other non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy and equipment expense, data processing expense, advertising and promotions and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking. The Bank's executive offices and loan processing office are in Jenkintown, Pennsylvania, with eight other branches and five limited service facilities located in Montgomery, Bucks and Delaware Counties, Pennsylvania. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans, primarily residential mortgages.

We earned net income of $1.7 million for the quarter ended September 30, 2006, representing an increase of 7.0% over the comparable 2005 period. Diluted earnings per share increased to $0.12 for the quarter compared to $0.10 for the third quarter of 2005. We earned net income of $5.2 million for the nine months ended September 30, 2006, representing an increase of 10.2% over the comparable 2005 period. Diluted earnings per share increased to $0.35 for the first nine months of 2006 compared to $0.31 for the first nine months of 2005. Net interest income was $5.6 million and $17.0 million for the three months and nine months ended September 30, 2006, respectively, representing increases of 5.5% and 9.1%, respectively, over the comparable 2005 periods. For both the three-month and nine-month periods, an increase in our interest income was partially offset by an increase in our interest expense. For both the three-month and nine-month periods, the increase in interest income was primarily a result of growth in the average balance of our loan portfolio combined with an increase in the average yield on those assets. For both the three- and nine-month periods, the increase in interest expense was primarily the result of increases in the average balance of and average rate paid on deposits, primarily due to growth in higher-rate certificates of deposit. Our average interest rate spread and net interest margin for the third quarter of 2006 decreased to 2.05% and 2.62%, respectively, from 2.26% and 2.76%, respectively, for the third quarter of 2005. Our average interest rate spread and net interest margin for the first nine months of 2006 decreased to 2.17% and 2.71%, respectively, from 2.29% and 2.79%, respectively, for the first nine months of 2005. We made a $120,000 provision to the allowance for loan losses during the third quarter of 2006, and our provision for loan losses amounted to $128,000 for the first nine months of 2006. During the third quarter of 2005, we made a provision of $20,000 to the allowance for loan losses with no provision taken earlier in 2005. The provision taken during the third quarter of 2006 was based upon management's review of the allowance for loan losses, although the overall credit quality of the loan portfolio remains strong. A portion of the provision related to an aggregate of $2.9 million of loans to one borrower, consisting of four construction loans and one commercial real estate loan that we classified as substandard during the quarter. Based on the value of the construction properties, as well as the additional collateral available, we do not expect to incur any additional losses on the loans to this borrower. Since the loans have continued to perform they remain on accrual status.

The Company's total assets increased $61.6 million, or 7.3%, to $905.7 million at September 30, 2006 compared to $844.1 million at December 31, 2005. The primary reason for the increase in total assets during the first nine months of 2006 was a $65.3 million or 12.3% increase in net loans receivable. The largest loan growth occurred in one- to four-family residential loans, which increased $45.6 million or 14.1% and construction loans, which increased $13.3 million or 10.0%. Additionally, multi-family residential and commercial loans increased $10.9 million or 14.3%. Also contributing to the overall increase in assets during the first nine months of 2006 was an increase in property and equipment, net, of $1.8 million or 28.3%, primarily as a result of increased investment in our new branches. The first of these branches opened in April 2006 in Warrington, Pennsylvania, and was followed by the opening of another branch in Concordville, Pennsylvania in October 2006. Additional branches are also expected to open later this year (Lansdale, Pennsylvania) and early next year (Springhouse and Chalfont, Pennsylvania). Our total deposits increased $53.8 million or 10.7% to $555.0 million at September 30, 2006 compared to $501.2 million at December 31, 2005. The increase was due primarily to an increase in certificate accounts of $88.2 million that was partially offset by a decrease in savings and money market accounts of $23.4 million and a decrease in checking accounts of $11.0 million. Our stockholders' equity decreased $4.1 million to $113.2 million at September 30, 2006 compared to $117.2 million at December

31, 2005. The decrease was primarily due to the purchase of approximately 582,000 shares of the Company's common stock for an aggregate of $8.3 million as part of the Company's stock repurchase program announced in January 2006, which offset the net income retained of $2.7 million.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES--In reviewing and understanding financial information for Abington Community Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 1 of the notes to our unaudited consolidated financial statements. The accounting and financial reporting policies of Abington Community Bancorp, Inc. conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis including those related to the allowance for loan losses and deferred income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

The Company's total assets increased $61.6 million, or 7.3%, to $905.7 million at September 30, 2006 compared to $844.1 million at December 31, 2005. The primary reason for the increase in total assets during the first nine months of 2006 was a $65.3 million or 12.3% increase in net loans receivable. The largest loan growth occurred in one- to four-family residential loans, which increased $45.6 million or 14.1% and construction loans, which increased $13.3 million or 10.0%. Additionally, multi-family residential and commercial loans increased $10.9 million or 14.3%. Also contributing to the overall increase in assets during the first nine months of 2006 was an increase in property and equipment, net, of $1.8 million or 28.3%, primarily as a result of increased investment in our new branches. The first of these branches opened in April 2006 in Warrington, Pennsylvania, and was followed by the opening of another branch in Concordville, Pennsylvania in October 2006. Additional branches are also expected to open later this year (Lansdale, Pennsylvania) and early next year (Springhouse and Chalfont, Pennsylvania). These increases were somewhat offset by a decrease in investment and mortgage-backed securities of $8.4 million in the aggregate, which occurred as a portion of our maturities and repayments were reinvested into new loans.

Our total deposits increased $53.8 million or 10.7% to $555.0 million at September 30, 2006 compared to $501.2 million at December 31, 2005. The increase was due primarily to an increase in certificate accounts of $88.2 million that was partially offset by a decrease in savings and money market accounts of $23.4 million and a decrease in checking accounts of $11.0 million. The shift towards higher-rate certificates of deposit was a result of the increased rates available on those products relative to other deposit products or other investments in the current interest rate environment. The Company continues to remain focused on maintaining and growing its base of core deposits over the long term.

Our stockholders' equity decreased $4.1 million to $113.2 million at September 30, 2006 compared to $117.2 million at December 31, 2005. The decrease was primarily due to the purchase of approximately 582,000 shares of the Company's common stock for an aggregate of $8.3 million as part of the Company's stock repurchase program announced in January 2006. The payment of the Company's quarterly cash dividends of $0.05 per share in March and $0.06 per share in June and September reduced retained earnings by $2.6 million, but this was offset by our $5.2 million of net income for the first nine months of 2006, resulting in a net increase to retained earnings of $2.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2006, our cash and cash equivalents amounted to $28.3 million. In addition, at such date we had $21.0 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $158.9 million at September 30, 2006.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2006, we had certificates of deposit maturing within the next 12 months amounting to $224.8 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the nine months ended September 30, 2006, and the year ended December 31, 2005, the average balance of our outstanding FHLB advances was $202.6 million and $192.2 million, respectively. At September 30, 2006, we had $204.4 million in outstanding FHLB advances and we had $340.4 million in additional FHLB advances available to us.

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

Our stockholders' equity amounted to $113.2 million at September 30, 2006. Throughout 2005, as part of our long-term strategic plan to leverage our capital through retail deposit and loan growth, we made a deliberate effort to redeploy our capital into loans that yield an attractive rate of return. We have continued to do this throughout the first nine months of 2006, originating over $167.0 million in new loans. In April 2006, we opened a new Bank branch in Warrington, Pennsylvania, and in October we opened a new Bank branch in Concordville, Pennsylvania. We are continuing to progress towards the opening of a new branch in Lansdale, Pennsylvania by the end of 2006 and in Springhouse and Chalfont, Pennsylvania by mid 2007. We believe that these new branches will provide additional opportunities to grow our core deposits and establish new lending relationships. During the third quarter, we continued to pay our quarterly cash dividend of $0.06 per share, which was increased from $0.05 per share earlier in the year. The increase reflects our expectations for continued success. Additionally, during the first nine months of 2006, we purchased approximately 582,000 shares of the Company's common stock for an aggregate of $8.3 million as part of the Company's stock repurchase plan announced this year. We believe that the repurchase program will benefit our shareholders by improving the Company's return on equity and earnings per share and, at the same time, aid us in managing our strong capital position.

The following table summarizes regulatory capital ratios for the Company and the Bank as of the dates indicated and compares them to current regulatory requirements.

                                        Actual Ratios At
                                  ----------------------------
                                  September 30,   December 31,   Regulatory    To Be Well
                                      2006            2005         Minimum    Capitalized
                                  -------------   ------------   ----------   -----------
CAPITAL RATIOS:
Tier 1 leverage ratio
   The Company                        13.17%         14.28%         4.00%          N/A
   The Bank                           10.40          10.46          4.00          5.00%
Tier 1 risk-based capital ratio
   The Company                        20.12          23.19          4.00           N/A
   The Bank                           16.37          16.93          4.00          6.00
Total risk-based capital ratio
   The Company                        20.39          23.47          8.00           N/A
   The Bank                           16.64          17.21          8.00         10.00

DERIVATIVE FINANCIAL INSTRUMENTS

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. On occasion, we have used interest rate caps and swap agreements to manage our exposure to fluctuations in interest rates on a portion of our fixed-rate loans and variable rate deposits. We have used interest rate swap agreements to economically hedge interest rate risk resulting from our portfolio of interest-earning loans and interest-bearing deposit liabilities. We do not hold any derivative financial instruments for trading purposes. We were not party to any derivative financial instrument agreements at September 30, 2006 or at any time during the nine months ended September 30, 2006.

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

At September 30, 2006, the Company has two stock-based compensation plans, the 2005 Recognition and Retention Plan ("RRP") and the 2005 Stock Option Plan (the "Option Plan"). Share awards were first issued under these plans in July 2005. See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of these plans.

During the three- and nine-month periods ended September 30, 2006, we recognized approximately $171,000 and $509,000, respectively, in compensation expense related to the amortization of RRP shares. During the three- and nine-month periods ended September 30, 2005, we recognized approximately $164,000 in compensation expense related to the amortization of RRP shares. As of September 30, 2006, approximately $2.6 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At September 30, 2006, the weighted average remaining lives of the RRP awards is approximately 3.8 years.

During the three- and nine-month periods ended September 30, 2006, approximately $92,000 and $276,000, respectively, were recognized in compensation expense for the Option Plan. During the three- and nine-month periods ended September 30, 2005, approximately $89,000 was recognized in compensation expense for the Option Plan. At September 30, 2006, approximately $1.4 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 3.8 years.

The Company also has an employee stock ownership plan ("ESOP"). See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of this plan. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position ("SOP") 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned. During the three- and nine-month periods ended September 30, 2006, we recognized approximately $141,000 and $402,000, respectively, in compensation expense due to the ESOP.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2006 and December 31, 2005, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan documents. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2006 and December 31, 2005, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated, amounted to approximately $128.3 million and $125.2 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most of the Bank's letters of credit expire within one year. At September 30, 2006 and December 31, 2005, the Bank had letters of credit outstanding of approximately $16.3 million and $14.1 million, respectively, of which $14.7 million and $12.5 million, respectively, were standby letters of credit. At September 30, 2006 and December 31, 2005, the uncollateralized portion of the letters of credit extended by the Bank was approximately $97,000 and $169,000, respectively. At both September 30, 2006 and December 31, 2005, $97,000 of the uncollateralized letters of credit was for standby letters of credit.

The Bank is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company's contingent liabilities are exposures to limited recourse arrangements with respect to the Bank's sales of whole loans and participation interests. At September 30, 2006, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at September 30, 2006.

                                                   Amount of Commitment Expiration - Per Period
                                                   --------------------------------------------
                                   Total Amounts           To       1-3      4-5    After 5
                                     Committed           1 Year    Years    Years    Years
                                   -------------        -------   -------   -----   -------
                                                               (In Thousands)
Letters of credit                     $ 16,268          $15,159   $ 1,104   $ -     $     5
Recourse obligations on loans
   sold                                    185                -         -     -         185
Commitments to originate loans           6,043            6,043         -     -           -
Unused portion of home equity
   lines of credit                      22,671                -         -     -      22,671
Unused portion of commercial
   lines of credit                      49,344           49,344         -     -           -
Undisbursed portion of
   construction loans in process        50,237           23,729    26,508     -           -
                                      --------          -------   -------   ---     -------
   Total commitments                  $144,748          $94,275   $27,612   $ -     $22,681
                                      ========          =======   =======   ===     =======

The following table summarizes our contractual cash obligations at September 30, 2006.

                                                       Payments Due By Period
                                              ----------------------------------------
                                                 To         1-3        4-5     After 5
                                     Total     1 Year      Years      Years     Years
                                   --------   --------   --------   --------   -------
                                                         (In Thousands)
Certificates of deposit            $374,324   $224,778   $122,822   $ 11,980   $14,744
                                   --------   --------   --------   --------   -------
FHLB advances                       204,396     37,229     52,794     88,929    25,444
Repurchase agreements                21,996     21,996          -          -         -
                                   --------   --------   --------   --------   -------
   Total debt                       226,392     59,225     52,794     88,929    25,444
                                   --------   --------   --------   --------   -------
Operating lease obligations           7,117        692      1,279      1,163     3,983
                                   --------   --------   --------   --------   -------
   Total contractual obligations   $607,833   $284,695   $176,895   $102,072   $44,171
                                   ========   ========   ========   ========   =======

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

GENERAL. We had net income of $1.7 million for the quarter ended September 30, 2006, representing an increase of 7.0% over the comparable 2005 period. Diluted earnings per share increased to $0.12 for the quarter compared to $0.10 for the third quarter of 2005. As has been the case throughout 2006, our results for the third quarter of 2006 reflect, in part, an increase in our average loans receivable combined with an increase in the average yield earned on such assets. The accompanying increase in interest income was partially offset by an increase in interest expense that resulted from an increase in our average total interest-bearing liabilities, primarily deposits, and the average rate paid on those liabilities. Our average interest rate spread decreased to 2.05% for the quarter ended September 30, 2006 from 2.26% for the quarter ended September 30, 2005, as our net interest margin also decreased to 2.62% from 2.76% over the same periods. Our provision for loan losses of $120,000 for the third quarter of 2006 was an increase of $100,000 over the $20,000 provision taken during the third quarter of 2005. The provision taken during the third quarter of 2006 was based upon management's review of the allowance for loan losses, although the overall credit quality of the loan portfolio remains strong. A portion of the provision was due to the classification of a certain group of loans. Our non-interest income for the third quarter of 2006 decreased $55,000 compared to the third quarter of 2005 and our non-interest expense for the third quarter of 2006 decreased $36,000 over the comparable 2005 period.

INTEREST INCOME. Our total interest income was $13.1 million for the quarter ended September 30, 2006 compared to $10.4 million for the quarter ended September 30, 2005, a $2.7 million or 25.7% increase. The increase in interest income was primarily a result of growth in the average balance of our loan portfolio combined with an increase in the average yield on our loans. The average balance of our loan portfolio increased $97.3 million or 19.8% to $558.4 million for the quarter ended September 30, 2006 from $491.1 million for the quarter ended September 30, 2005. The average yield on our loan portfolio increased 64 basis points to 6.90% from 6.26% over the same period. An increase in interest income on investment securities of $202,000 for the third quarter of 2006 compared to the third quarter of 2005 was almost entirely offset by a $195,000 decrease in interest income on mortgage-backed securities for the same periods. The increase in interest income on investment securities was due primarily to a 78 basis point increase in the average yield on those securities, while the decrease in interest income on mortgage-backed securities was primarily due to a $21.3 million decrease in the average balance of those securities.

INTEREST EXPENSE. Our total interest expense was $7.4 million for the quarter ended September 30, 2006 compared to $5.1 million for the quarter ended September 30, 2005, an increase of $2.4 million or 47.2%. The increase in interest expense was primarily the result of increases in the average balance of and average rate paid on deposits. During the three months ended September 30, 2006 compared to the three months ended September 30, 2005, our average deposit balance grew by $80.7 million or 18.7%, primarily due to growth in higher-rate certificates of deposit. The average balance of our certificate of deposit accounts increased $108.3 million or 42.8% to $361.5 million for the third quarter of 2006 compared to $253.3 million for the third quarter of 2005. As a result of this growth, as well as the rising interest rate environment, the average rate we paid on our deposits increased 114 basis points to 3.62% for the third quarter of 2006 from 2.48% for the third quarter of 2005. Interest expense on FHLB advances increased $276,000 for the third quarter of 2006 compared to the third quarter of 2005 primarily as a result of a 55 basis point increase in the average rate paid on the advances. Interest expense on other borrowed money increased $146,000 for the third quarter of 2006 compared to the third quarter of 2005 primarily due to a $4.9 million or 26.2% increase in the average balance of those funds. Our other borrowed money represents securities repurchase agreements entered into with certain commercial checking account customers.

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

                                                             Three Months Ended September 30,
                                           -------------------------------------------------------------------
                                                          2006                                2005
                                           --------------------------------   --------------------------------
                                            Average               Average      Average                Average
                                            Balance   Interest   Yield/Rate    Balance   Interest   Yield/Rate
                                           --------   --------   ----------   --------   ---------  ----------
                                                                   (Dollars in Thousands)
Interest-earning assets:
      Investment securities(1)             $101,746    $ 1,069     4.20%      $101,306    $   867      3.42%
      Mortgage-backed securities            143,545      1,518     4.23        164,879      1,713      4.16
      Loans receivable(2)                   588,385     10,147     6.90        491,095      7,684      6.26
      Other interest-earning assets          26,237        341     5.20         18,832        135      2.87
                                           --------    -------     ----       --------    -------      ----
         Total interest-earning assets      859,913     13,075     6.08%       776,112     10,399      5.36%
                                                       -------     ----                   -------      ----
      Cash and non-interest bearing
         balances                            18,341                             21,323
      Other non-interest-earning assets      25,448                             23,609
                                           --------                           --------
         Total assets                      $903,702                           $821,044
                                           ========                           ========
Interest-bearing liabilities:
   Deposits:
      Savings and money market accounts    $ 97,169        272     1.12%      $125,055        372      1.19%
      Checking accounts                      52,696          2     0.02         52,347          6      0.05
      Certificate accounts                  361,544      4,356     4.82        253,259      2,290      3.62
                                           --------    -------                --------    -------
         Total deposits                     511,409      4,630     3.62        430,661      2,668      2.48
   FHLB advances                            202,371      2,536     5.01        202,687      2,260      4.46
   Other borrowings                          23,649        268     4.53         18,743        122      2.60
                                           --------    -------                --------    -------
      Total interest-bearing liabilities    737,429    $ 7,434     4.03%       652,091    $ 5,050      3.10%
                                                       -------     ----                   -------      ----
Non-interest-bearing liabilities:
      Non-interest-bearing demand
         accounts                            41,965                             40,936
      Real estate tax escrow accounts         2,380                              1,610
      Other liabilities                      10,291                              7,438
                                           --------                           --------
         Total liabilities                  792,065                            702,075
      Stockholders' equity                  111,637                            118,969
                                           --------                           --------
         Total liabilities and
            stockholders' equity           $903,702                           $821,044
                                           ========                           ========
      Net interest-earning assets          $122,484                           $124,201
                                           ========                           ========
      Net interest income; average
         Interest rate spread                          $ 5,641     2.05%                  $ 5,349      2.26%
                                                       =======     ====                   =======      ====
      Net interest margin(3)                                       2.62%                               2.76%
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

PROVISION FOR LOAN LOSSES. We made a $120,000 provision to the allowance for loan losses during the third quarter of 2006 compared to a $20,000 provision during the third quarter of 2005. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. The provision taken during the third quarter of 2006 was based upon management's review of the allowance for loan losses, although the overall credit quality of the loan portfolio remains strong. A portion of the provision related to an aggregate of $2.9 million of loans to one borrower, consisting of four construction loans and one commercial real estate loan that we classified as substandard during the quarter. Although the borrower has made payments on all of these loans on a timely basis, we determined that on two of the construction loans, the Bank had disbursed a greater amount of the loan proceeds than was warranted given the progress of construction at the time of disbursement. The Company subsequently made a physical inspection of every project securing the construction loans in its portfolio and determined that this was an isolated incident. All other construction properties were sufficiently complete for the funds advanced.

For the specific construction loans to one borrower referenced above, we obtained confessed judgment against the borrower, which provides us with additional collateral securing the loans. We also obtained current appraisals of the underlying collateral properties, which support the full value of the loans. Based on the value of the construction properties, as well as the additional collateral available, we do not expect to incur any additional losses on the loans to this borrower. Because the loans have continued to perform they remain on accrual status. At September 30, 2006, non-performing loans amounted to 0.04% of loans receivable and our allowance for loan losses amounted to 645.23% of non-performing loans.

NON-INTEREST INCOME. Our total non-interest income amounted to $716,000 for the third quarter of 2006 compared to $770,000 for the third quarter of 2005. The decrease was due primarily to a $37,000 decrease in gain on derivative instruments, net, as our final swap agreement expired in December 2005, combined with a $22,000 decrease in other non-interest income, primarily due to a decrease in appraisal income.

NON-INTEREST EXPENSES. Our total non-interest expense for the third quarter of 2006 amounted to $3.9 million, representing a decrease of $36,000 from the third quarter of 2005. Decreases in occupancy expense and professional services expense were partially offset by increases in salaries and employee benefits expense, depreciation expense and advertising and promotions expense. The decrease in professional services expense of $92,000 for the third quarter of 2006 compared to the third quarter of 2005 was primarily the result of our change in independent auditors. The $43,000 increase in salaries and employee benefits expense was due primarily to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs. Also contributing to the increase in salaries and employee benefits expense was an increase in the expense for our Employee Stock Ownership Plan ("ESOP"), which is based on the average price of our common stock for the period. The increase in depreciation expense of $40,000 was a result of our additional facilities, primarily the Bank's new branch in Warrington, Pennsylvania, which opened in April 2006. The increase in advertising expense of $26,000 was a result of increased advertising to promote our deposit products.

INCOME TAX EXPENSE. Income tax expense for the third quarter of 2006 amounted to $666,000 compared to $604,000 for the third quarter of 2005. Our effective tax rate increased to 28.1% for the quarter ended September 30, 2006, from 27.5% for quarter ended September 30, 2005.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

GENERAL. We had net income of $5.2 million for the nine months ended September 30, 2006, representing an increase of 10.2% over the comparable 2005 period. Diluted earnings per share increased to $0.35 for the first nine months of 2006 compared to $0.31 for the first nine months of 2005. Our results for the first nine months of 2006 largely reflect an increase in our average loans receivable combined with an increase in the average yield earned on such assets that was partially offset by an increase in interest expense. The increase in interest expense was primarily driven by an increase in the average balance of and average rate paid on our deposits. Our average interest rate spread decreased to 2.17% for the nine months ended September 30, 2006 from 2.29% for the nine months ended September 30, 2005, as our net interest margin also decreased to 2.71% from 2.79% over the same periods. Our provision for loan losses of $128,000 for the first nine months of 2006 was an increase of $108,000 over the $20,000 provision taken during the first nine months of 2005. Our non-interest income for the first nine months of 2006 increased $50,000 compared to the first nine months of 2005 and our non-interest expense for the first nine months of 2006 increased $726,000 over the comparable 2005 period.

INTEREST INCOME. Our total interest income was $36.6 million for the nine months ended September 30, 2006 compared to $29.0 million for the nine months ended September 30, 2005, a $7.6 million or 26.2% increase. The increase in interest income was primarily a result of growth in the average balance of our loan portfolio combined with an increase in the average yield on our loans. The average balance of our loan portfolio increased $109.5 million or 24.2% to $561.6 million for the nine months ended September 30, 2006 from $452.2 million for the nine months ended September 30, 2005. The average yield on our loan portfolio increased 57 basis points to 6.72% from 6.15% over the same nine-month period. An increase in interest income on investment securities of $528,000 for the first nine months of 2006 compared to the first nine months of 2005 was offset by a $705,000 decrease in interest income on mortgage-backed securities for the same periods. The increase in interest income on investment securities was due to both a $5.2 million increase in the average balance of the securities as well as a 53 basis point increase in the average yield on those securities. The decrease in interest income on mortgage-backed securities was primarily due to a $25.1 million decrease in the average balance of those securities.

INTEREST EXPENSE. Our total interest expense was $19.6 million for the nine months ended September 30, 2006 compared to $13.4 million for the nine months ended September 30, 2005, an increase of $6.2 million or 45.9%. The increase in interest expense was the result of increases in the average balances of deposits and FHLB advances as well as increases in the average rates paid on deposits, FHLB advances and other borrowings. The majority of the increase in interest expense over these periods, however, was due to a $5.0 million increase in interest expense on deposits. During the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, our average deposit balance grew by $81.9 million or 20.3%, primarily due to growth in higher-rate certificates of deposit. The average balance of our certificate of deposit accounts grew $104.1 million or 46.5% to $328.1 million for the first nine months of 2006 compared to $223.9 million for the first nine months of 2005. As a result of this growth, as well as the rising interest rate environment, the average rate we paid on our deposits increased 98 basis points to 3.23% for the first nine months of 2006 from 2.25% for the first nine months of 2005. The average balance of our FHLB advances increased $14.0 million to $202.6 million for the first nine months of 2006, and the average rate we paid on such advances increased 29 basis points to 4.74%. The average rate we paid on other borrowed money increased 196 basis points to 3.99% for first nine months of 2006 compared to 2.03% for the first nine months of 2005. Our other borrowed money represents securities repurchase agreements entered into with certain commercial checking account customers.

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

                                                             Nine Months Ended September 30,
                                           -------------------------------------------------------------------
                                                         2006                               2005
                                           --------------------------------   --------------------------------
                                            Average                Average     Average                Average
                                            Balance   Interest   Yield/Rate    Balance   Interest   Yield/Rate
                                           --------   --------   ----------   --------   --------   ----------
                                                                  (Dollars in Thousands)
Interest-earning assets:
      Investment securities(1)             $100,985    $ 2,905      3.84%     $ 95,773    $ 2,377     3.31%
      Mortgage-backed securities            145,738      4,579      4.19       170,858      5,284     4.12
      Loans receivable(2)                   561,634     28,321      6.72       452,181     20,861     6.15
      Other interest-earning assets          24,870        756      4.05        23,190        450     2.59
                                           --------    -------                --------    -------
         Total interest-earning assets      833,227     36,561      5.85%      742,002     28,972     5.21%
                                                       -------      ----                  -------     ----
      Cash and non-interest bearing
         balances                            19,051                             20,718
      Other non-interest-earning assets      24,793                             20,834
                                           --------                           --------
         Total assets                      $877,071                           $783,554
                                           ========                           ========
Interest-bearing liabilities:
   Deposits:
      Savings and money market accounts    $104,341        860      1.10%     $128,472      1,063     1.10%
      Checking accounts                      53,677          9      0.02        51,803         21     0.05
      Certificate accounts                  328,053     10,907      4.43       223,936      5,742     3.42
                                           --------    -------      ----      --------    -------     ----
         Total deposits                     486,071     11,776      3.23       404,211      6,826     2.25
   FHLB advances                            202,637      7,208      4.74       188,588      6,291     4.45
   Other borrowings                          20,699        620      3.99        20,904        318     2.03
                                           --------    -------                --------    -------     ----
      Total interest-bearing liabilities    709,407    $19,604      3.68%      613,703    $13,435     2.92%
                                                       -------      ----                  -------     ----
Non-interest-bearing liabilities:
      Non-interest-bearing demand
         accounts                            41,786                             39,535
      Real estate tax escrow accounts         2,755                              2,505
      Other liabilities                       8,543                              7,439
                                           --------                           --------
         Total liabilities                  762,491                            663,182
      Stockholders' equity                  114,580                            120,372
                                           --------                           --------
         Total liabilities and
            stockholders' equity           $877,071                           $783,554
                                           ========                           ========
      Net interest-earning assets          $123,820                           $128,299
                                           ========                           ========
      Net interest income; average
         Interest rate spread                          $16,957      2.17%                 $15,537     2.29%
                                                       =======      ====                  =======     ====
     Net interest margin(3)                                         2.71%                             2.79%
                                                                    ====                              ====

----------
(1) Investment securities for the 2006 period include 47 non-taxable municipal bonds with an aggregate average balance of $20.4 million and an average yield of 4.2%. Investment securities for the 2005 period include 47 non-taxable municipal bonds with an aggregate average balance of $14.8 million and an average yield of 4.2%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)  Equals net interest income divided by average interest-earning assets.

PROVISION FOR LOAN LOSSES. We made a $128,000 provision to the allowance for loan losses during the first nine months of 2006 compared to $20,000 during the first nine months of 2005. The provision for loan losses in the 2006 period was due primarily to the provision of $120,000 made in the quarter ended September 30, 2006, previously discussed.

NON-INTEREST INCOME. Our total non-interest income amounted to $2.2 million for the nine months ended September 30, 2006 compared to $2.1 million for the nine months ended September 30, 2005. The increase of $50,000 was due primarily to a $174,000 increase in income on bank owned life insurance ("BOLI") that was partially offset by decreases in service charge income and in gain on derivative instruments, net, of $38,000 and $80,000, respectively.

NON-INTEREST EXPENSES. Our total non-interest expense for the nine months ended September 30, 2006 amounted to $11.7 million, representing an increase of $726,000 or 6.6% from the nine months ended September 30, 2005. As was the case for the quarter ended September 30, 2006, decreases in occupancy expense and professional services expense were offset by increases in other expense categories. The largest increases in expense for the first nine months of 2006 compared to the first nine months of 2005 were in salaries and employee benefits expense, depreciation expense and other non-interest expense. The decrease in professional services expense of $155,000 for the first nine months of 2006 compared to the first nine months of 2005 was primarily the result of our change in independent auditors, as was the case for the third quarter of 2006. Salaries and employee benefits expense increased $609,000 or 10.5% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was primarily due to additional expenses of $378,000 in the aggregate relating to the Company's 2005 Stock Option Plan ("SOP") and 2005 Recognition and Retention Plan ("RRP"), both of which began in the third quarter of 2005. The remainder of the increase, similar to the three-month period, was due to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs. Depreciation expense for the first nine months of 2006 compared to the first nine months of 2005 increased $113,000 or 29.8%. As was the case for the three-month period, the increase was primarily due to our new facilities. Additional expenses of approximately $154,000 were recognized in other non-interest expense for SOP and RRP awards to directors, but were somewhat offset by decreases in various other categories of other non-interest expense.

INCOME TAX EXPENSE. Income tax expense for the first nine months of 2006 amounted to $2.1 million compared to $1.9 million for the first nine months of 2005. Our effective tax rate improved to 28.7% for the nine months ended September 30, 2006 from 29.1% for the nine months ended September 30, 2005.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following: (1) general economic conditions, (2) competitive pressure among financial services companies, (3) changes in interest rates, (4) deposit flows, (5) loan demand,
(6) changes in legislation or regulation, (7) changes in accounting principles, policies and guidelines, (8) litigation liabilities, including costs, expenses, settlements and judgments, (9) costs related to the expansion of our branch network, (10) changes in the amount or character of our non-performing assets, and (11) other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

GAP ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 13.33% at September 30, 2006, compared to a negative 4.09% at December 31, 2005. We have increased our originations of commercial real estate and multi-family residential real estate loans, construction loans, home equity lines and commercial business loans. This has been done, in part, because such loans generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, thereby increasing the amount of our interest rate sensitive assets in the one- to three-year time horizon. By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2006, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2006, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 10% to 26%. The annual prepayment rate for mortgage-backed securities is assumed to range from 9% to 63%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," of 16%, 12.5% and 0%, respectively.

                                                                          More
                                               More than    More than    than 3      More
                                   6 Months     6 Months    1 Year to   Years to     than       Total
                                    or Less    to 1 Year     3 Years     5 Years    5 Years    Amount
                                   --------    ---------    ---------   --------   --------   -------
                                                          (Dollars in Thousands)
Interest-earning assets(1):
   Loans receivable                $246,729    $  47,141    $ 133,354   $ 73,569   $ 98,131   $598,924
   Mortgage-backed
      securities                     25,436       19,943       48,930     21,438     24,428    140,175
   Investment securities             13,332       10,700       25,986     19,000     32,410    101,428
   Other interest-earning assets     27,389            -            -          -          -     27,389
                                   --------    ---------    ---------   --------   --------   --------
      Total interest-earning
         assets                     312,886       77,784      208,270    114,007    154,969    867,916
                                   ========    =========    =========   ========   ========   ========
Interest-bearing liabilities:
   Savings and money market
      accounts                     $ 13,777    $  13,777    $  34,812   $ 16,019   $ 14,122   $ 92,507
   Checking accounts                      -            -            -          -     50,531     50,531
   Certificate accounts             230,244       99,261       18,095     11,980     14,744    374,324
   FHLB advances                    117,937       14,380       39,335     12,577     20,167    204,396
   Other borrowed money              21,996            -            -          -          -     21,996
                                   --------    ---------    ---------   --------   --------   --------
      Total interest-bearing
         liabilities                383,954      127,418       92,242     40,576     99,564    743,754
                                   ========    =========    =========   ========   ========   ========
Interest-earning assets less
   interest-bearing liabilities    $(71,068)   $ (49,634)   $ 116,028   $ 73,431   $ 55,405   $124,162
                                   ========    =========    =========   ========   ========   ========
Cumulative interest-rate
   sensitivity gap(2)              $(71,068)   $(120,702)   $  (4,674)  $ 68,757   $124,162
                                   ========    =========    =========   ========   ========
Cumulative interest-rate
   gap as a percentage of total
   assets at September 30, 2006       (7.85)%     (13.33)%       0.52%      7.59%     13.71%
                                   ========    =========    =========   ========   ========
Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities at September 30,
   2006                               81.49%       76.40%       99.23%    110.67%    116.69%
                                   ========    =========    =========   ========   ========

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

                                                                      TOTAL NUMBER OF      MAXIMUM NUMBER OF
                                     TOTAL                          SHARES PURCHASED AS   SHARES THAT MAY YET
                                   NUMBER OF                          PART OF PUBLICLY     BE PURCHASED UNDER
                                     SHARES    AVERAGE PRICE PAID    ANNOUNCED PLANS OR       THE PLAN OR
             PERIOD                PURCHASED        PER SHARE             PROGRAMS            PROGRAMS(1)
--------------------------------   ---------   ------------------   -------------------   -------------------
July 1 - July 31, 2006               5,254            14.53                 5,254                132,360
August 1 - August 31, 2006               -                -                     -                132,360
September 1 - September 30, 2006         -                -                     -                132,360
                                     -----                                  -----
Total                                5,254           $14.53                 5,254                132,360
                                     =====           ======                 =====                =======

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS

     No.    Description
     ----   -----------
     31.1   Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive
            Officer.
     31.2   Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial
            Officer.
     32.1   Section 1350 Certification.
     32.2   Section 1350 Certification.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ABINGTON COMMUNITY BANCORP, INC.


Date: November 14, 2006                 By: /s/ Robert W. White
                                            ------------------------------------
                                            Robert W. White
                                            Chairman, President and
                                            Chief Executive Officer


Date: November 14, 2006                 By: /s/ Jack J. Sandoski
                                            ------------------------------------
                                            Jack J. Sandoski
                                            Senior Vice President and
                                            Chief Financial Officer