Form 10-K
period 2006-12-31
Abington Community Bancorp, Inc.
filed 2007-03-16
CIK 1292898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006.
OR
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________.

Commission File Number 000-51077

Abington Community Bancorp, Inc.
(Exact Name of Registrant as specified in its charter)

Pennsylvania	02-0724068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Old York Road, Jenkintown, Pennsylvania	19046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 215-886-8280

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (par value $0.01 per share)	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12 (g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock of the Registrant issued and outstanding on June 30, 2006, which excludes 10,292,617 shares held by all directors, officers and affiliates of the Registrant as a group (including 8,728,500 shares held by Abington Mutual Holding Company), was approximately $74.9 million. This figure is based on the closing price of $14.98 per share of the Registrant's common stock on June 30, 2006, the last business day of the Registrant's second fiscal quarter.

The number of shares of the Issuer's common stock, par value $0.01 per share, outstanding as of March 9, 2007 was 15,288,154.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

ABINGTON COMMUNITY BANCORP, INC.

PART I

ITEM 1. BUSINESS

General

Abington Community Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was organized to be a mid-tier holding company for Abington Savings Bank. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiaries, ASB Investment Co., Keswick Services II and its wholly owned subsidiaries, and Abington Corp. As of December 31, 2006, the Company, on a consolidated basis, had total assets of $925.2 million, total deposits of $587.0 million, and total stockholders’ equity of $114.1 million.

The Company was formed when the Bank reorganized from a mutual savings bank to a mutual holding company structure in December 2004. Abington Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Abington Mutual Holding Company owns approximately 57% of the Company’s outstanding common stock. On November 30, 2006, the Company announced that the Company, the Bank and Abington Mutual Holding Company had adopted a plan to convert from the mutual holding company structure to a full stock-form holding company structure. For further information, see Note 20 in the Notes to the Consolidated Financial Statements in Item 8 herein.

Abington Bank is a community-oriented savings bank, which was originally organized in 1867 and is headquartered in Jenkintown, Pennsylvania, approximately eight miles north of center city Philadelphia. Our banking office network currently consists of our headquarters and main office, nine other full-service branch offices and five limited service branch offices. In addition, we maintain a loan processing office in Jenkintown, Pennsylvania. Eleven of our banking offices are located in Montgomery County, Pennsylvania, three are in neighboring Bucks County, Pennsylvania and one is in Delaware County, Pennsylvania. The Bank plans to open two additional branch offices in 2007 - one in Montgomery County and one in Bucks County. Both branch offices are expected to open in mid-2007. Our limited service offices have limited hours of operation and/or are limited to serving customers who live or work in the community in which the limited service office is located. Four of our limited service offices are located in retirement or age restricted communities. We maintain ATMs at all of our banking offices and we also have two off-site ATMs, located at a local grocery store and a local college. We also provide on-line banking and telephone banking services.

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

The Company’s website address is www.abingtonbank.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) are available free of charge on the Company’s website under the Investor Relations menu. Such documents are available on the Company’s website as soon as reasonably practicable after they have been filed electronically with the SEC.

Forward Looking Statements

This document contains forward-looking statements, which can be identified by reference to a future period or periods or by the use of words such as “would be,” “will,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions or the negative thereof. These forward-looking statements include:

•	statements of goals, intentions and expectations;

•	statements regarding prospects and business strategy;

•	statements regarding asset quality and market risk; and

•	estimates of future costs, benefits and results.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the factors discussed under the heading “Risk Factors” in Item 1A herein that could affect the actual outcome of future events and the following factors:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	legislative or regulatory changes that adversely affect our business;

•	adverse changes in the securities markets;

•	our ability to successfully manage our growth;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the SEC or the Financial Accounting Standards Board; and

•	our ability to successfully implement our branch expansion strategy, enter into new markets and/or expand product offerings successfully and take advantage of growth opportunities.

Any of the forward-looking statements that we make in the this Form 10-K and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because or the factors illustrated above or because of other factors that we cannot foresee.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements.

Market Area and Competition

Our market area is located in Montgomery, Bucks and Delaware Counties, Pennsylvania, which are suburbs of Philadelphia. In addition, particularly with respect to commercial and construction lending, we also make loans in Philadelphia and Chester Counties, Pennsylvania and contiguous counties in New Jersey and Delaware. This area is referred to as the Delaware Valley region.

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

Lending Activities

General. At December 31, 2006, our net loan portfolio totaled $605.1 million or 65.4% of total assets. Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area. In addition, while we have been making construction loans to homebuilders and others for more than 30 years, we have increased our construction lending activities in recent years. We also have increased our emphasis on originating commercial real estate and multi-family (over four units) residential mortgage loans. We also originate home equity lines of credit, commercial business loans and consumer loans.

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

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$375,744	57.55%	$323,710	54.88%	$243,705	54.69%	$223,963	55.95%	$247,159	61.70%
Commercial real estate and multi-family residential	92,428	14.16	76,647	12.99	74,642	16.75	64,029	16.00	61,247	15.29
Construction	134,976	20.67	132,789	22.51	83,253	18.68	66,875	16.71	50,401	12.58
Home equity lines of credit	33,953	5.20	41,063	6.96	32,049	7.19	31,185	7.79	25,571	6.38
Total real estate loans	637,101	97.58	574,209	97.34	433,649	97.31	386,052	96.45	384,378	95.95
Commercial business loans	11,416	1.75	10,975	1.86	8,540	1.92	10,403	2.60	11,353	2.83
Consumer non-real estate loans	4,400	0.67	4,712	0.80	3,433	0.77	3,792	0.95	4,877	1.22
Total non-real estate loans	15,816	2.42	15,687	2.66	11,973	2.69	14,195	3.55	16,230	4.05
Total loans	652,917	100.00%	589,896	100.00%	445,622	100.00%	400,247	100.00%	400,608	100.00%
Less:
Undisbursed portion of construction loans in process	45,338		57,690		30,131		32,699		25,880
Deferred loan fees, net	913		1,264		1,423		1,472		1,891
Allowance for loan losses	1,603		1,455		1,413		1,456		1,813
Net loans	$605,063		$529,487		$412,655		$364,620		$371,024

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2006, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One- to Four-Family Residential	Commercial Real Estate and Multi-Family Residential	Construction	Home Equity Lines of Credit	Commercial Business Loans	Consumer	Total
	(In Thousands)
Amounts due after December 31, 2006 in:
One year or less	$13,266	$32,007	$79,412	$33,953	$7,593	$198	$166,429
After one year through two years	2,768	4,813	39,032	—	290	453	47,356
After two years through three years	3,777	115	6,044	—	950	1,868	12,754
After three years through five years	9,042	756	6,989	—	2,583	1,648	21,018
After five years through ten years	31,891	11,402	3,499	—	—	76	46,868
After ten years through fifteen years	89,565	10,981	—	—	—	107	100,653
After fifteen years	225,435	32,354	—	—	—	50	257,839
Total	$375,744	$92,428	$134,976	$33,953	$11,416	$4,400	$652,917

The following table shows the amount of our loans at December 31, 2006, which are due after December 31, 2007, and indicates whether they have fixed-rates of interest or rates which are floating or adjustable.

	Fixed-Rate	Floating or Adjustable-Rate	Total at December 31, 2006
	(In Thousands)
One- to four-family residential	$296,873	$65,605	$362,478
Commercial real estate and multi-family residential	43,727	16,694	60,421
Construction	—	55,564	55,564
Home equity lines of credit	—	—	—
Commercial business loans	3,459	364	3,823
Consumer non-real estate	3,575	627	4,202
Total	$347,634	$138,854	$486,488

Loan Originations. Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. In addition, our commercial and construction loan officers actively solicit new loans throughout our market area. Single-family residential mortgage loan applications and consumer loan applications are taken at any of Abington Bank’s banking offices. Beginning in November 2005, we also began taking single-family residential mortgage loan applications and consumer loan applications on-line. Applications for other loans typically are taken personally by our commercial or construction lending officers, although they may be received by a branch office initially and then referred to a construction or commercial lender. All loan applications are processed and underwritten centrally at our loan processing office and main office in Jenkintown, Pennsylvania.

Our single-family residential mortgage loans are written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”). We also utilize automated loan processing and underwriting software systems developed by Freddie Mac for our new single-family residential mortgage loans. Property valuations of loans secured by real estate are undertaken by our in-house appraiser or by an independent third-party appraiser approved by our board of directors.

Specified loan officers of Abington Bank have limited authority to approve automobile loans and other consumer loans up to $15,000. Home equity loans and lines of credit may be approved jointly by two authorized Vice Presidents. Our loan policy generally requires that all other loans up to $2.0 million must be approved by either the Consumer Loan Committee (which is comprised of the Bank’s President, Senior Vice President - Lending and five other officers) or Commercial Loan Committee (comprised of the Bank’s President, Senior Vice President - Lending and five other officers). All of such loans are reported to our board of directors on a monthly basis. Loans exceeding $2.0 million must be approved by the full board of directors.

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate and multi-family residential mortgage loans and construction loans, from other financial institutions in our market area. Such participations are reviewed for compliance with our underwriting criteria before they are purchased. Generally, we have purchased such loans without recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan's performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower. We purchased an aggregate of $30.3 million and of loan participation interests from other financial institutions during the year ended December 31, 2006.

On occasion, we have sold residential mortgage loans into the market, but we did not sell any residential mortgage loans during 2006, 2005 or 2004. Depending on market conditions, we may consider such sales in the future. In addition, we have sold participation interests in loans originated by us to other institutions. When we have sold participation interests or whole loans, it generally has been done on the basis of very limited recourse. As of December 31, 2006, our total exposure to recourse arrangements with respect to our sales of whole loans and participation interests in loans was $185,000. We generally have sold participation interests in loans only when a loan would exceed our loans-to-one borrower limits. The Bank’s loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus, or $14.0 million at December 31, 2006. During the year ended December 31, 2006, we sold $3.0 million in loan participation interests to other institutions.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Loan originations:
One- to four-family residential	$91,963	$100,321	$64,593
Commercial real estate and multi-family residential	13,551	30,734	23,996
Construction	38,163	94,857	51,159
Home equity lines of credit	7,558	12,836	13,196
Commercial business	20,157	14,729	11,607
Consumer non-real estate	322	561	1,389
Total loan originations	171,714	254,038	165,940
Loans purchased:
Whole loans	—	11,508	—
Participation interests	30,289	18,100	15,300
Total loans purchased	30,289	29,608	15,300
Loans sold:
Whole loans	—	—	—
Participation interests	(3,000)	(8,281)	—
Total loans sold	(3,000)	(8,281)	—
Loan principal repayments	(135,981)	(131,091)	(135,866)
Total loans sold and principal repayments	(138,981)	(139,372)	(135,866)
Increase or (decrease) due to other items, net (1)	12,554	(27,442)	2,661
Net increase in loan portfolio	$75,576	$116,832	$48,035

(1)	Other items consist of loans in process, deferred fees and the allowance for loan losses.

One- to Four-Family Residential Mortgage Lending. One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area. At December 31, 2006, $375.7 million of our total loan portfolio consisted of single-family residential mortgage loans. Due primarily to increased mortgage loan prepayments, primarily as a result of refinance activity in the relatively low interest rate environment in recent years, as well as our increased emphasis on commercial real estate, construction and commercial business loans, the percentage of single-family residential mortgage loans in our portfolio has decreased from 61.7% at December 31, 2002 to 57.6% at December 31, 2006.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming with guidelines issued by Freddie Mac and Fannie Mae. We utilize proprietary software developed by Freddie Mac in processing and underwriting our single-family residential mortgage loans. Applications for one- to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to the Residential Lending Department at our main office and our Loan Processing Center in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and complete the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the bank can extend a loan commitment to the customer. We generally have retained for our portfolio a substantial portion of the single-family residential mortgage loans that we originate. We service all loans that we have originated through our in-house loan servicing department. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20, 30 or 40 years. We also currently offer adjustable rate mortgage (“ARM”) loans. We began offering ARM loans in 2005 after not offering single-family ARM loans for more than 10 years through the end of 2004. The temporary discontinuation of our ARM loans was a result of our evaluation of local market conditions. At December 31, 2006, $4.7 million, or 1.2%, of our one- to four-family residential loan portfolio consisted of ARM loans.

We underwrite one- to four-family residential first mortgage loans with loan-to-value ratios of up to 95%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. We also will concurrently originate first mortgage loans with loan-to-value ratios of up to 80% together with a home equity loan, resulting in a combined loan-to-value ratio of up to 90%, which relieves our borrower from the cost of obtaining private mortgage insurance. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. Our in-house appraiser or another licensed appraiser appraises all properties securing one- to four-family first mortgage loans. Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property. Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in our portfolio, and we generally exercise our rights under these clauses.

Our single-family residential mortgage loans also include home equity loans, which amounted to $38.1 million at December 31, 2006. We offer fixed-rate home equity loans in amounts up to $200,000. Our home equity loans are fully amortizing and have terms to maturity of up to 15 years. While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans. Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 90% or less, although the preponderance of our home equity loans have combined loan-to-value ratios of 80% or less. Our single-family residential mortgage loans also include some loans to local businessmen for a commercial purpose, but which are secured by liens on the borrower’s residence.

Commercial Real Estate and Multi-Family Residential Real Estate Loans. At December 31, 2006, our commercial real estate and multi-family residential loans amounted to $92.4 million or 14.2% of our total loan portfolio. In recent years, we have increased our portfolio of commercial real estate and multi-family residential loans. In addition to commercial real estate loans, we offer lines of credit for commercial uses. In most cases, our commercial lines of credit are secured by commercial real estate. At December 31, 2006, the unused portion of our commercial lines of credit was $46.8 million.

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

Commercial real estate and multi-family real estate lending involves different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions in the project’s market area of rental housing units, office and retail space, warehouses, and other commercial space. In addition, many of our commercial real estate loans are not fully amortizing and require significant balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment. At December 31, 2006, we had three commercial loans with a carrying value of $1.3 million that were considered non-performing. These three loans, which are to one borrower, were over 90 days delinquent at December 31, 2006 and were classified as non-accrual. These were our only delinquent commercial real estate loans or multi-family residential real estate loans at such date. We have obtained a confessed judgment against the borrower, which provides us with additional collateral securing the loans. We also obtained current appraisals of the underlying collateral properties, which support the full value of the loans. Based on the value of the properties, as well as the additional collateral available, we do not expect to incur any losses on the loans to this borrower. At December 31, 2005 and 2004 none of our commercial real estate and multi-family residential mortgage loans were either delinquent for more than 30 days or considered non-performing. No commercial real estate and multi-family residential real estate loans were charged-off in 2006 or 2005. We charged-off $99,000 in commercial real estate and multi-family residential real estate loans in the year ended December 31, 2004.

Various aspects of a commercial and multi-family loan transactions are evaluated in an effort to mitigate the additional risk in these types of loans. We generally originate these types of loans to borrowers with whom we are familiar and which have demonstrated historical results. In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, we impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 110% in the case of multi-family residential real estate loans and 120% in the case of commercial real estate loans. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers or, in some cases, Abington Bank’s staff appraiser are obtained on each loan to substantiate the property’s market value, and are reviewed by us prior to the closing of the loan. After the loan is made, we periodically monitor the operation of the business or project and the physical condition of the property.

Construction Lending. We have been an active originator of construction loans since the mid 1990s. We increased our construction loan efforts in 2002 when we hired a second construction loan officer. We targeted construction loans as a growth area for the Bank because they have shorter terms to maturity and they generally have floating or adjustable interest rates. We have focused our construction lending on making loans to homebuilders in the Delaware Valley area to acquire, develop and build single-family residences. Our construction loans include, to a lesser extent, loans for the construction of commercial and industrial use properties such as office buildings, retail shops and warehouses. At December 31, 2006, our construction loans amounted to $135.0 million, or 20.7% of our total loan portfolio. This amount includes $45.3 million of undisbursed loans in process. Our construction loan portfolio has grown appreciably over the past four years. At December 31, 2002, our construction loans amounted to $50.4 million, or 12.6% of our total loan portfolio.

A substantial amount of our construction loans are construction and development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in the Delaware Valley with whom we have an established relationship. Residential construction and development loans are typically offered with terms of up to 36 months. One or two six-month extensions may be provided for at our option. The maximum loan-to-value limit applicable to these loans is 80% of the appraised post construction value. We often establish interest reserves and obtain personal and/or corporate guarantees as additional security on our construction loans. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved appraisers or loan inspectors warrants. Our construction loans are negotiated on an individual basis but typically have floating rates of interest based upon The Wall Street Journal prime rate or, in some cases, LIBOR. Additional fees may be charged as funds are disbursed. In addition to interest payments during the term of the construction loan, we typically require that payments to principal be made as units are completed and released. Generally such principal payments must be equal to 110% of the amount attributable to acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home. We permit a limited, pre-determined number of model homes to be constructed on an unsold or “speculative” basis. All other units must be pre-sold before we will disburse funds for construction. Our construction loans also include loans to acquire and hold unimproved land, loans to acquire land and develop the basic infrastructure, such as roads and sewers, and construction loans for commercial uses. The majority of our construction loans are secured by properties located in Bucks and Montgomery Counties, Pennsylvania. However, we also make construction loans throughout the Delaware Valley region.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. Our construction loans require us to advance funds based upon our security interest in the project, which is of uncertain value until the construction is completed. In addition, at the time we commit to make a construction loan, it is uncertain whether the costs estimated for the project will be sufficient to cover actual construction costs. If there are cost overruns, additional financing may be necessary to complete the project. Compared to single-family residential mortgage loans, it is relatively more difficult to evaluate accurately the total funds necessary to complete the project and the ultimate loan-to-value ratio. We have attempted to minimize these risks by generally concentrating on residential construction loans in our market area to contractors with whom we have established relationships. At December 31, 2006, we had two construction loans with an aggregate carrying value of $1.1 million that were considered non-performing. These two loans, which are to one borrower, were over 90 days delinquent at December 31, 2006 and are classified as non-accrual. These were our only delinquent construction loans at such date. We have obtained a confessed judgment against the borrower, which provides us with additional collateral securing the loans. We also obtained current appraisals of the underlying collateral properties, which support the full value of the loans. Based on the value of the properties, as well as the additional collateral available, we do not expect to incur any losses on the loans to this borrower. At December 31, 2005, we had one construction loan with a carrying value of $2.9 million that was considered non-performing. This one construction loan, which was placed on non-accrual status in November 2005, was 60 days delinquent at December 31, 2005 and was our only delinquent construction loan at such date. The outstanding balance of this loan, including all past due interest and costs, was paid in full in April 2006. At December 31, 2004 we had no construction loans that were considered non-performing. We have not charged-off any construction loans in more than five years.

Home Equity Lines. At December 31, 2006, the outstanding balance of our home equity lines of credit amounted to $34.0 million or 5.2% of our net loan portfolio. The unused portion of home equity lines was $22.4 million at such date. We offer home equity lines in amounts up to $200,000 on a revolving line of credit basis with interest tied to the prime rate. Generally, we have a second mortgage on the borrower’s residence as collateral on its home equity lines. Generally, our home equity lines have loan-to-value ratios (combined with any loan secured by a first mortgage) of 80% or less. Our customers may apply for home equity lines as well as home equity loans at any banking office or on-line through our website.

Commercial Business Loans. Our commercial business loans amounted to $11.4 million or 1.8% of the total loan portfolio at December 31, 2006. Our commercial business loans typically are to small to mid-sized businesses in our market area and may be for working capital, inventory financing or accounts receivable financing. Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may go up to 10 years. Our commercial business loans generally are secured by equipment, machinery or other corporate assets. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial business loans.

Our five commercial lenders actively solicit commercial business loans in our market area. Given the on-going consolidation of financial institutions, we are seeking to increase our commercial business loan portfolio. In particular, we are targeting loans of $250,000 to $500,000 that generally are considered too small by the regional and super-regional banks operating in our market. Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans. Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans, such as inventory or equipment, may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans such as loans secured by deposit accounts, automobile loans and unsecured personal loans. These loans are originated primarily through existing and walk-in customers and direct advertising. At December 31, 2006, $4.4 million, or 0.7% of the total loan portfolio consisted of these types of loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans, however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the years ended December 31, 2006, 2005 and 2004 we charged-off $56,000, $70,000 and $32,000 of consumer loans, respectively. The 2006 and 2005 charge-offs include $54,000 and $60,000, respectively, of charge-offs of overdrawn deposit balances, which are classified as loans for reporting purposes.

Loan Approval Procedures and Authority. Our Board of Directors establishes the Bank’s lending policies and procedures. Our Lending Policy Manual is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our Board of Directors.

Various officers or combinations of officers of Abington Bank have the authority within specifically identified limits to approve new loans. The largest individual lending authority is $2.0 million. Amounts in excess of the individual lending limits must be approved by the Commercial Lending Committee or the Consumer Lending Committee. Loans in excess of $2.0 million must be approved by the Board of Directors of Abington Bank.

Asset Quality

General. One of our key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new originations which we believe are sound, we are proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans. In addition, in recent years, we have retained independent, third parties to undertake regular reviews of the credit quality of our loan portfolio.

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

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). On single-family residential mortgage loans 120 days or more past due and all other loans 90 days or more past due, as to principal and interest payments, our policy, with certain limited exceptions, is to discontinue accruing additional interest and reverse any interest currently accrued. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

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

We account for our impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and commercial business loans are individually evaluated for impairment. At December 31, 2006 and 2005, the Company had $2.3 million and $2.9 million of loans, respectively, that were determined to be impaired. The impaired loans at December 31, 2006 included two construction and three commercial real estate loans to one borrower. No reserve for these loans is included in the Company’s allowance for loan losses at December 31, 2006 as the value of the underlying collateral properties support the full value of the loans. The impaired loan at December 31, 2005 was a construction loan to one borrower, and a reserve on this loan is included in the Company’s allowance for loan losses at December 31, 2005. The outstanding balance of this loan, including all past due interest and costs, was paid in full in April 2006.

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, consistent with federal banking regulations, as a part of our credit monitoring system. We currently classify problem and potential problem assets as “special mention,” “substandard,” “doubtful” or “loss” assets. An asset is considered “special mention” if it does not yet warrant adverse classification such as “substandard” or “doubtful,” but nonetheless possesses credit deficiencies or potential weaknesses deserving management’s close attention. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies one or more assets, or portions thereof, as “special mention,” “substandard” or “doubtful,” it is required that a general valuation allowance for loan losses be established for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by federal and state bank regulators which can order the establishment of additional general or specific loss allowances. The federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. In July 2001, the SEC issued Staff Accounting Bulletin (“SAB”) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues.” The guidance contained in the SAB focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses. Concurrent with the SEC’s issuance of SAB No. 102, the federal banking agencies, represented by the Federal Financial Institutions Examination Council (“FFIEC”), issued an interagency policy statement entitled “Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions” (Policy Statement). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease losses methodologies and supporting documentation. Our allowance for loan losses includes a portion which is allocated to non-classified loans by type of loan, based primarily upon our periodic reviews of the risk elements within the various categories of loans. Our management believes that, based on information currently available, its allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2006				December 31, 2005				December 31, 2004
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One- to four-family residential	10	$447	4	$210	15	$608	1	$8	6	$460	3	$227
Commercial real estate and multi-family residential	—	—	3	1,270	—	—	—	—	—	—	—	—
Construction	—	—	2	1,077	1	2,885	—	—	1	2,900	—	—
Commercial business	—	—	—	—	—	—	—	—	—	—	—	—
Home equity lines of credit	2	84	—	—	2	89	—	—	2	314	—	—
Consumer non- real estate	—	—	—	—	3	4	—	—	—	—	—	—
Total delinquent loans	12	$531	9	$2,557	21	$3,586	1	$8	9	$3,674	3	$227
Delinquent loans to total net loans		0.09%		0.42%		0.68%		—%		0.89%		0.06%
Delinquent loans to total loans		0.08%		0.39%		0.61%		—%		0.82%		0.05%

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

For the years ended December 31, 2006, 2005 and 2004, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $68,000, $20,000 and $5,000, respectively.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have troubled debt restructurings at any of the dates indicated.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$—	$—	$—	$99	$—
Commercial real estate and multi-family residential	1,270	—	—	—	671
Construction	1,077	2,885	—	—	—
Commercial business	—	—	—	—	—
Home equity lines of credit	—	—	—	—	99
Consumer non-real estate	—	—	—	16	—
Total non-accruing loans	2,347	2,885	—	115	770
Accruing loans 90 days or more past due:
One- to four-family residential	210	8	227	222	424
Multi-family residential and commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Home equity lines of credit	—	—	—	109	—
Consumer non-real estate	—	—	—	16	56
Total accruing loans 90 days or more past due	210	8	227	347	480
Total non-performing loans(1)	2,557	2,893	227	462	1,250
Real estate owned, net	—	—	—	—	—
Total non-performing assets	$2,557	$2,893	$227	$462	$1,250
Total non-performing loans as a percentage of loans	0.42%	0.54%	0.06%	0.13%	0.34%
Total non-performing loans as a percentage of total assets	0.28%	0.34%	0.03%	0.08%	0.23%
Total non-performing assets as a percentage of total assets	0.28%	0.34%	0.03%	0.08%	0.23%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

Property acquired by Abington Bank through foreclosure is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is a further deterioration in value, we charge earnings for the diminution in value. Our policy is to obtain an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure and to require appraisals on a periodic basis on foreclosed properties and conduct inspections on foreclosed properties.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. In addition, in establishing the allowance for loan losses, we have implemented a nine point internal rating system for all loans originated by the Commercial Lending Department. At the time of origination, each loan, other than single-family residential mortgage loans, home equity lines and consumer loans, is assigned a rating based on the assumed risk elements of the loan. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 2006, our allowance for loan losses was 0.26% of total loans receivable.

In the five-year period ended December 31, 2006, our loan charge-offs have been relatively minimal and one borrower and his affiliates were responsible for 80.2% of such charge-offs. During the year ended December 31, 2004, we charged-off $99,000 of one- to four-family residential mortgage loans. Such loans were all to the one aforementioned borrower and previously had been deemed impaired. During the year ended December 31, 2003, we charged-off $671,000 of commercial real estate and multi-family residential mortgage loans to this borrower. As of December 31, 2004, all loans to this borrower had been charged-off.

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

The following table shows changes in our allowance for loan losses during the periods presented.

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

Total loans outstanding at end of period	$652,917	$589,896	$445,622	$400,247	$401,453
Average loans outstanding	570,850	469,076	384,990	361,548	366,246
Allowance for loan losses, beginning of period	$1,455	$1,413	$1,456	$1,813	$1,590
Provision for loan losses	186	25	45	375	500
Charge-offs:
One- to four-family residential	—	—	16	—	—
Commercial real estate and multi-family residential	—	—	—	671	298
Construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Home equity lines of credit	—	—	99	—	—
Consumer non-real estate	56	70	32	89	—
Total charge-offs	56	70	147	760	298
Recoveries on loans previously charged off	18	87	59	28	21
Allowance for loan losses, end of period	$1,603	$1,455	$1,413	$1,456	$1,813
Allowance for loan losses as a percent of non-performing loans	62.69%	50.29%	622.03%	315.15%	145.04%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	n/a	0.02%	0.21%	0.08%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One- to four-family residential	$378	57.55%	$647	54.88%	$657	54.69%	$625	55.95%	$694	61.70%
Commercial real estate and multi-family residential	507	14.16	230	12.99	458	16.75	224	16.00	636	15.29
Construction	486	20.67	333	22.51	106	18.68	68	16.71	49	12.58
Home equity lines of credit	68	5.20	82	6.96	70	7.19	51	7.79	55	6.38
Commercial business	114	1.75	110	1.86	85	1.92	104	2.60	114	2.83
Consumer non-real estate	48	0.67	52	0.80	34	0.77	38	0.95	49	1.22
Unallocated	2	—	1	—	3	—	346	—	216	—
Total	$1,603	100.00%	$1,455	100.00%	$1,413	100.00%	$1,456	100.00%	$1,813	100.00%

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

Investment Activities

General. We invest in securities pursuant to our Investment Policy, which has been approved by our board of directors. The Investment Policy designates our President and three Senior Vice Presidents as the Investment Committee. The Investment Committee is authorized by the board to make the Bank’s investments consistent with the Investment Policy. The board of directors of Abington Bank reviews all investment activity on a monthly basis.

Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity. We also use a leveraged investment strategy for the purpose of enhancing returns. Pursuant to this strategy, we have utilized borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”) to purchase additional investment securities. We attempt to match the advances with the securities purchased in order to obtain a favorable difference, or “spread,” between the interest paid on the advance against the yield received on the security purchased.

At December 31, 2006, our investment and mortgage-backed securities amounted to $229.0 million in the aggregate or 24.8% of total assets at such date. The largest component of our securities portfolio in recent periods has been mortgage-backed securities, which had a carrying value of $134.2 million or 58.6% of the securities portfolio at December 31, 2006. In addition, we invest in U.S. government and agency obligations, municipal securities, corporate debt obligations and other securities. The majority of our agency debt securities have call provisions which provide the agency with the ability to call the securities at specified dates.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At December 31, 2006, we had $152.5 million of securities classified as available for sale, $76.5 million of securities classified as held to maturity and no securities classified as trading account.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac. Our mortgage-backed securities also include collateralized mortgage obligations (“CMOs”) issued by such agencies and certain AAA rated private issuers. At December 31, 2006, $19.6 million of our mortgage-backed securities were CMOs. At December 31, 2006, $119.4 million or 89.0% of our mortgage-backed securities were issued by the GNMA, FNMA or FHLMC. The remaining $14.7 million of our mortgage-backed securities were issued by certain AAA-rated private issuers.

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

Collateralized mortgage obligations are typically issued by a special-purpose entity, in our case, of government agencies or selected AAA-rated private issuers, which may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. Substantially all of the collateralized mortgage obligations held in our portfolio consist of senior sequential tranches. By purchasing senior sequential tranches, management attempts to ensure the cash flow associated with such an investment.

The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios and our investment in FHLB stock at the dates indicated.

	December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Mortgage-backed securities	$135,975	$131,980	$149,623	$145,449	$165,005	$164,350
U.S. government and agency obligations	71,492	70,230	74,991	73,120	71,489	70,393
Corporate bonds	500	500	999	998	1,000	1,012
Municipal obligations	20,396	20,317	20,576	20,497	10,400	10,520
Investment certificates of deposit	785	785	1,183	1,183	1,282	1,282
Mutual funds	3,058	2,978	3,422	3,347	3,395	3,292
FHLB stock	11,241	11,241	11,061	11,061	10,450	10,450
Other	—	—	—	—	3	1
Total investment and mortgage-backed securities	$243,447	$238,031	$261,855	$255,655	$263,024	$261,300

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2006. No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Amounts at December 31, 2006 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Bonds and other debt securities:
U.S. government and agency obligations	$16,500	3.01%	$43,000	4.65%	$9,992	4.00%	$2,000	6.50%
Corporate bonds	—	—	500	5.96	—	—	—	—
Municipal obligations	—	—	—	—	—	—	20,393	4.18
Mortgage-backed securities	1,355	4.51	55,239	3.93	13	9.00	79,368	4.68
Investment certificates of deposit	299	4.46	486	5.13	—	—	—	—
Total	$18,154	3.15%	$99,225	4.26%	$10,005	4.01%	$101,761	4.61%

Sources of Funds

General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and Federal Home Loan Bank advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At December 31, 2006, 33.7% of the funds deposited with Abington Bank were in core deposits, which are deposits other than certificates of deposit.

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

Typically we do not actively solicit certificate accounts in excess of $100,000, known as “jumbo CDs.” During 2006, we obtained a limited amount of jumbo CDs through the use of a broker. We had not previously utilized such deposits, known as “brokered deposits,” as a funding tool. At December 31, 2006, $10.8 million of our deposits were brokered deposits, all of which were jumbo CDs. Our jumbo CDs amounted to $227.3 million and $140.4 million, respectively, at December 31, 2006 and 2005, of which $150.7 million and $76.0 million, respectively, were scheduled to mature in 12 months. At December 31, 2006, the weighted average remaining maturity of our certificate of deposit accounts was 13.3 months.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
1.00% - 1.99%	$6	—%	$71	0.01%	$32,923	8.12%
2.00% - 2.99%	9,164	1.56	29,675	5.92	38,636	9.53
3.00% - 3.99%	36,535	6.22	83,256	16.61	60,106	14.83
4.00% - 4.99%	43,758	7.45	127,144	25.37	19,691	4.86
5.00% - 5.99%	298,252	50.81	31,521	6.29	29,078	7.18
6.00% - 6.99%	1,030	0.18	14,454	2.88	2,337	0.58
7.00% or more	228	0.08	—	—	—	—
Total certificate accounts	388,973	66.26	286,121	57.08	182,771	45.10
Transaction accounts:
Savings and money market	93,315	15.90	115,909	23.13	125,204	30.89
Checking:
Interest bearing	59,528	10.14	55,820	11.14	59,719	14.73
Non-interest bearing	45,186	7.70	43,333	8.65	37,596	9.28
Total transaction accounts	198,029	33.74	215,062	42.92	222,519	54.90
Total deposits	$587,002	100.00%	$501,183	100.00%	$405,290	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Savings and money market	$101,755	$1,129	1.11%	$125,834	$1,412	1.12%	$120,748	$1,065	0.88%
Checking	53,676	11	0.02	52,282	66	0.13	52,804	44	0.08
Certificates of deposit	339,712	15,634	4.60	236,962	8,391	3.54	175,492	5,452	3.11
Total interest-bearing deposits	495,143	16,774	3.39	415,078	9,869	2.38	349,044	6,561	1.88
Total deposits	$537,334	$16,774	3.12%	$460,939	$9,869	2.14%	$394,905	$6,561	1.66%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Total deposits	$3,423,345	$3,536,390	$3,387,865
Total withdrawals	3,353,643	3,449,453	3,351,887
Interest credited	16,117	8,956	6,646
Total increase in deposits	$85,819	$95,893	$42,624

The following table presents, by various interest rate categories and maturities, the amount of our certificates of deposit at December 31, 2006.

	Balance at December 31, 2006 Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2007	2008	2009	Thereafter	Total
	(In Thousands)
Less than 2.00%	$6	$—	$—	$—	$6
2.00% - 2.99%	8,202	583	346	33	9,164
3.00% - 3.99%	24,132	8,337	3,067	999	36,535
4.00% - 4.99%	22,198	3,484	3,858	14,218	43,758
5.00% - 5.99%	205,342	83,115	387	9,408	298,252
6.00% - 6.99%	537	425	—	68	1,030
7.00% or more	228	—	—	—	228
Total certificate accounts	$260,645	$95,944	$7,658	$24,726	$388,973

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2006, by time remaining to maturity.

At December 31, 2006
Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2007	$45,143	5.07%
June 30, 2007	55,951	5.25
September 30, 2007	27,433	5.31
December 31, 2007	22,206	5.39
After December 31, 2007	76,596	5.29
Total certificates of deposit with balances of $100,000 or more	$227,329	5.25%

Borrowings. We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund our operations as part of our operating strategy. These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the Federal Home Loan Bank of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including Abington Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At December 31, 2006, we had $196.3 million in outstanding FHLB advances and $372.8 million of additional FHLB advances available. Approximately $73.5 million of our FHLB advances at December 31, 2006 were part of our matched funding program whereby we use such advances to purchase securities. Our current policy permits us to utilize up to $100.0 million of advances to match-fund securities. Given the proper interest rate environment, it is likely that we would increase this limit to permit additional FHLB advances for such match-funding purposes.

In addition to FHLB advances, our borrowings include securities sold under agreements to repurchase (repurchase agreements). Repurchase agreements are contracts for the sale of securities owned or borrowed by Abington Bank, with an agreement to repurchase those securities at an agreed upon price and date. We use repurchase agreements as an investment vehicle for our commercial sweep checking product. We enter into securities repurchase agreements with our commercial checking account customers under a sweep account arrangement. Account balances are swept on a daily basis into mortgage-backed securities purchases from us, which we agree to repurchase as the checking account is drawn upon by the customer. At December 31, 2006, our securities repurchase agreements amounted to $17.8 million and all of such borrowings were short-term, having maturities of one year or less. The average balance of our securities sold under repurchase agreements for the year ended December 31, 2006 was $20.2 million.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$201,810	$192,189	$169,699
Maximum amount outstanding at any month-end during the period	211,735	212,580	185,588
Balance outstanding at end of period	196,293	201,445	170,666
Average interest rate during the period	4.78%	4.51%	4.36%
Weighted average interest rate at end of period	4.87%	4.51%	4.42%

Other borrowed money:
Average balance outstanding	$20,155	$20,198	$17,703
Maximum amount outstanding at any month-end during the period	25,665	25,038	27,686
Balance outstanding at end of period	17,781	16,114	12,866
Average interest rate during the period	4.16%	2.29%	0.82%
Weighted average interest rate at end of period	4.90%	3.88%	1.79%

At December 31, 2006, $51.5 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 4.87% at December 31, 2006.

Employees

At December 31, 2006, we had 114 full-time employees, and 34 part-time employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

SUPERVISION AND REGULATION

General

Abington Bank, as a Pennsylvania-chartered savings bank with deposits insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation, is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The laws and regulations governing Abington Bank generally have been promulgated to protect depositors and not for the purpose of protecting shareholders.

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

Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank’s investments in the stock or securities of the holding company, and on the subsidiary bank’s taking of the holding company’s stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve Board that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations, or both.

Non-Banking Activities. The business activities of Abington Community Bancorp and Abington Mutual Holding Company, as bank holding companies, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve Board’s bank holding company regulations, bank holding companies may only engage in, or acquire or control voting securities or assets of a company engaged in:

•	banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act; and

•	any Bank Holding Company Act activity the Federal Reserve Board has determined to be so closely related that it is incidental to banking or managing or controlling banks.

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

Financial Modernization. The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Gramm-Leach-Bliley Act also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. Abington Community Bancorp and Abington Mutual Holding Company have not submitted notices to the Federal Reserve Board of their intent to be deemed financial holding companies. However, they are not precluded from submitting a notice in the future should they wish to engage in activities only permitted to financial holding companies.

Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board’s capital adequacy guidelines for Abington Community Bancorp, on a consolidated basis, are similar to those imposed on Abington Bank by the Federal Deposit Insurance Corporation. See “-Regulation of Abington Bank - Regulatory Capital Requirements.” At December 31, 2006, Abington Community Bancorp met all applicable regulatory capital requirements.

Restrictions on Dividends. Abington Community Bancorp’s ability to declare and pay dividends may depend in part on dividends received from Abington Bank. The Pennsylvania Banking Code regulates the distribution of dividends by savings banks and states, in part, that dividends may be declared and paid out of accumulated net earnings, provided that the bank continues to meet its surplus requirements. In addition, dividends may not be declared or paid if Abington Bank is in default in payment of any assessment due the Federal Deposit Insurance Corporation.

A Federal Reserve Board policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “-Regulation of Abington Bank - Prompt Corrective Action,” below.

The Sarbanes-Oxley Act of 2002. As a public company, Abington Community Bancorp is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule-making promulgated by the SEC includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•
a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting (we expect to prepare an annual report regarding our assessment of the effectiveness of our internal control over financial reporting and receive the related attestation report for the year ending December 31, 2007);

•
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Restrictions Applicable to Mutual Holding Companies. Under authority of Section 115.1 of the Pennsylvania Banking Code of 1965, as amended (“Banking Code”), and a policy statement issued by the Pennsylvania Department of Banking, the Department is authorized to approve the reorganization of a state chartered savings bank to a mutual holding company, provided the savings bank has a CAMEL composite rating of one or two under the Uniform Financial Institutions Rating System. While regulations governing the formation of Pennsylvania-chartered mutual holding companies have not been adopted, the policy statement and form of application issued by the Department provide the means by which such applications will be processed and approved.

Pursuant to Pennsylvania law, a mutual holding company may engage only in the following activities:

•	Investing in the stock of one or more financial institution subsidiaries.

•	Acquiring one or more additional financial institution subsidiaries into a subsidiary of the holding company.

•	Merging with or acquiring another holding company, one of whose subsidiaries is a financial institution subsidiary.

•	Investing in a corporation the capital stock of which is available for purchase by a savings bank under federal law or under the Banking Code.

•	Engaging in such activities as are permitted, by statute or regulation, to a holding company of a federally chartered insured mutual institution under federal law.

•	Engaging in such other activities as may be permitted by the Pennsylvania Department of Banking.

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

The Pennsylvania Banking Code also provides that state-chartered savings banks may engage in any activity permissible for a federal savings association, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Act, however, prohibits Abington Bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless:

•	the Federal Deposit Insurance Corporation determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund; and

•	Abington Bank meets all applicable capital requirements.

Accordingly, the additional operating authority provided to Abington Bank by the Pennsylvania Banking Code is significantly restricted by the Federal Deposit Insurance Act.

Insurance of Accounts. The deposits of Abington Bank are insured to the maximum extent permitted by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation, and is backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the Federal Deposit Insurance Corporation determines by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Abington Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Abington Bank’s deposit insurance.

Regulatory Capital Requirements. The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like Abington Bank, are not members of the Federal Reserve Board System. The capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the Federal Deposit Insurance Corporation’s regulations, the highest-rated banks are those that the Federal Deposit Insurance Corporation determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1, or leverage capital, is defined as the sum of common shareholders’ equity, including retained earnings, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit card relationships.

The Federal Deposit Insurance Corporation’s regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital, defined as Tier 1 capital and supplementary (Tier 2) capital, to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the Federal Deposit Insurance Corporation believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a portion of a bank’s allowance for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The Federal Deposit Insurance Corporation’s regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to potential termination of deposit insurance.

Abington Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings association must maintain a minimum leverage ratio of Tier 1 capital, as defined under the Federal Deposit Insurance Corporation’s capital regulations, to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institution or association based on inadequate or substandard performance in any of a number of areas. The Pennsylvania Department of Banking incorporates the same Federal Deposit Insurance Corporation risk-based capital requirements in its regulations. As of December 31, 2006, Abington Bank was in compliance with all applicable regulatory capital requirements and was deemed to be a “well-capitalized” institution.

Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies. Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

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

As a member, Abington Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2006, Abington Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At December 31, 2006, Abington Bank was in compliance with these reserve requirements.

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

At December 31, 2006, Abington Bank’s total federal pre-1988 reserve was approximately $3.2 million. The reserve reflects the cumulative effects of federal tax deductions by Abington Bank for which no federal income tax provisions have been made.

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

Corporate Dividends-Received Deduction. Abington Community Bancorp may exclude from its income 100% of dividends received from Abington Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distributing corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State and Local Taxation

Pennsylvania Taxation. Abington Community Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2006 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

Abington Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts Abington Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Abington Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

ITEM 1A. RISK FACTORS

Market Rates of Interest Have Hurt Profitability

Market rates of interest have risen from historically low levels. Many institutions, including Abington Bank, have experienced a narrowing or “compression” of their net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Abington Bank’s net interest spread was 2.13% for the year ended December 31, 2006 compared to 2.27% and 2.30% for the years ended December 31, 2005 and 2004, respectively. Abington Bank’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 2.68% for the year ended December 31, 2006 compared to 2.78% and 2.67% for the years ended December 31, 2005 and 2004, respectively. In a period of rising interest rates, like the last two years, the interest income earned on our assets may not increase as rapidly as the interest expense paid on our liabilities. In addition, increases in market rates of interest could adversely affect our net portfolio value. In the event of an immediate and sustained 200 basis point increase in interest rates, Abington Bank’s net portfolio value, which is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts, would decrease by $23.2 million or 18.46%. Under the same circumstances, our net interest income would be expected to decrease by $1.6 million or 6.62%.

Competition for Core Deposits Is Increasing

As a result of rising interest rates in recent periods, deposit customers have transferred significant amounts of their deposits from low-cost “core deposits” such as checking and savings accounts to certificates of deposits, also known as time deposits. For the year ended December 31, 2006 core deposits comprised 36.8% of our average total deposits compared to 47.9% and 55.6% for the years ended December 31, 2005 and 2004, respectively. At December 31, 2006, $389.0 million, or 66.3% of our total deposits were certificates of deposits, and of that amount $227.3 million or 58.4% of our total certificates of deposit, were “jumbo” certificates of $100,000 or more. Our balances of certificates of deposit have increased as a result of, among other factors, the increased rates now available on those products relative to other deposit products or other investments in the current interest rate environment. The inflow of jumbo certificates of deposit and the retention of these deposits upon maturity are particularly sensitive to general interest rates and money market conditions, making “jumbo” certificates of deposits traditionally a more volatile source of funding than our checking, savings and money market deposit accounts. As more customers invest in time deposits and as competition for low-cost core deposits increases, the average rate Abington Bank pays on its deposits will likely increase. This will have the effect of narrowing our net interest spread and net interest margin, which could aversely affect our profitability. The average rate we paid on our interest-bearing deposits was 3.39% for the year ended December 31, 2006 compared to 2.38% and 1.88% for the years ended December 31, 2005 and 2004, respectively.

Our Portfolio of Loans With a Higher Risk of Loss Is Increasing

In recent years, we have increased our originations of construction loans and commercial real estate and multi-family residential real estate loans. These loans have a higher risk of default and loss than single-family residential mortgage loans. The aggregate of construction loans and commercial real estate and multi-family residential loans has increased from $111.6 million or 27.9 % of our total loan portfolio at December 31, 2002 to $227.4 million or 34.8% of the total loan portfolio at December 31, 2006. At the same time, the percentage of the loan portfolio comprised of single-family residential mortgage loans has decreased. Our single-family residential mortgage loans amounted to $247.2 million or 61.7% of our total loan portfolio at December 31, 2002 compared to $375.7 million or 57.6% at December 31, 2006. Construction loans and commercial real estate and multi-family residential real estate loans all generally have a higher risk of loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of a business or the underlying property. At December 31, 2006 and 2005, the Company had $2.3 million and $2.9 million, respectively, of commercial real estate and multi-family residential loans and construction loans that were considered non-performing. These loans were deemed to be impaired and placed on non-accrual status. The impaired loans at December 31, 2006 were comprised of two construction and three commercial real estate loans to one borrower. The impaired loan at December 31, 2005 was a construction loan to one borrower.

Abington Mutual Holding Company Owns a Majority of Our Outstanding Common Stock and Can Control the Result of Most Matters Put to a Vote of Shareholders

Abington Mutual Holding Company owns approximately 57% of our outstanding shares of common stock, and, through its board of directors, is able to exercise voting control over most matters put to a vote of our shareholders. The same directors and officers who manage Abington Community Bancorp and Abington Bank also manage Abington Mutual Holding Company. No assurances can be given that Abington Mutual Holding Company will not take action which the minority shareholders believe to be contrary to their interests. For example, Abington Mutual Holding Company could approve the implementation of stock benefit plans, prevent a sale or merger transaction or defeat a candidate for our board of directors or other proposals put forth by the minority shareholders. Moreover, Abington Mutual Holding Company's ownership of more than a majority of the outstanding shares of our common stock is likely to perpetuate existing management and directors.

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

Our Allowance for Losses on Loans May Not Be Adequate to Cover Probable Losses

We have established an allowance for loan losses based upon various assumptions and judgments about the collectibility of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. Since we must use assumptions regarding individual loans and the economy, our current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may become necessary in the future. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses, which would adversely affect our results of operations. We may also need to significantly increase our provision for loan losses, particularly if one or more of our larger loans or credit relationships becomes delinquent. In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize loan charge-offs. Our allowance for loan losses amounted to 62.7% of non-performing loans at December 31, 2006.

Our Loans are Concentrated to Borrowers In Our Market Area

At December 31, 2006, the preponderance of our total loans were to individuals and/or secured by properties located in our market area of the Delaware Valley region. We have relatively few loans outside of our market. As a result, we have a greater risk of loan defaults and losses in the event of an economic downturn in our market area as adverse economic changes may have a negative effect on the ability of our borrowers to make timely repayment of their loans. Additionally, a decline in local property values could adversely affect the value of property used as collateral. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

The Building of Market Share Through our Branching Strategy Could Cause our Expenses to Increase Faster than Revenues

We intend to continue to build market share through our branching strategy. We are planning four new branches that we intend to open within the next 24 months. There are costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch may negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

We are Dependent Upon the Services of Our Management Team

Our future success and profitability depend upon the management and banking abilities of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. We are especially dependent on a limited number of key management personnel. The loss of our chief executive officer or other senior executive officers could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

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

Strong Competition Within our Market Area May Limit our Growth and Profitability

Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operatin locally and elsewhere.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently conduct business from our main office, nine full-service banking offices and five limited service offices. We also maintain a loan processing office. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at December 31, 2006.

Description/Address (1)	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)
Main Office 180 Old York Road Jenkintown, PA 19046	Owned	N/A	$1,249	$176,831

Loan Processing Office 179 Washington Lane Jenkintown, PA 19046	Owned	N/A	965	n/a

Glenside Branch 273 Keswick Avenue Glenside, PA 19038	Bldg. Owned Ground Leased	12/31/19	435	77,907

Abington Branch 990 Old York Road Abington, PA 19001	Leased	1/31/19	215	56,499

Willow Grove Branch 275 Moreland Road Willow Grove, PA 19090	Owned	N/A	1,410	71,688

Horsham Branch Rt 611 & County Line Road Horsham, PA 19044	Leased	5/31/08	197	41,696

Description/Address (1)	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
Huntingdon Valley Branch 667 Welsh Road Huntingdon Valley, PA 19006	Leased	12/31/13	$125	$30,080

Fort Washington Branch 101 Fort Washington Avenue Fort Washington, PA 19034	Leased	8/15/08	117	29,531

Montgomeryville Branch 521 Stump Road North Wales, PA 19454	Leased	3/31/11	55	32,199

Warrington Branch (2) 1111 Easton Road Warrington, PA 18976	Leased	6/30/15	1,028	5,606

Rydal Park Limited Service Office 1515 The Fairway Rydal, PA 19046	Leased	5/21/08	—	10,562

Centennial Station Limited Service Office 12106-B Centennial Station Warminster, PA 18974	Leased	7/31/08	3	4,762

Regency Towers Limited Service Office 1003 Easton Road Willow Grove, PA 19090	Leased	10/31/08	36	6,266

Ann’s Choice Limited Service Office 10000 Ann’s Choice Way Warminster, PA 18974	Leased	7/31/08	1	40,697

Maris Grove Limited Service Office (3) 100 Maris Grove Way Glen Mills, PA 19342	Leased	9/30/11	5	2,678

(1)	We opened our fifteenth banking office in Lansdale, Pennsylvania in January 2007, which is a leased office.

(2)	Opened in April 2006

(3)	Opened in October 2006

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2006, we were not, and we presently are not, involved in any legal proceedings of a material nature. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Abington Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
Abington Community Bancorp, Inc. common stock trades on the Nasdaq Global Market under the trading symbol “ABBC.” At the close of business on December 31, 2006, there were 1,508 shareholders of record.

The following table sets forth the high and low sales prices of the Company’s common stock as reported by the Nasdaq stock market during the periods presented.

	Year Ended December 31,
	2006		2005
	High	Low	High	Low

First Quarter	$13.69	$12.78	$13.75	$12.79
Second Quarter	$15.72	$13.25	$13.15	$10.30
Third Quarter	$15.45	$14.10	$13.09	$11.65
Fourth Quarter	$19.74	$14.87	$13.65	$11.90

The following table summarizes the cash dividends per share of common stock paid by the Company during the periods indicated.

	Year Ended December 31,
	2006	2005

First Quarter	$0.05	n/a
Second Quarter	$0.06	$0.05
Third Quarter	$0.06	$0.05
Fourth Quarter	$0.06	$0.05

The Company did not sell any of its equity securities during 2006 that were not registered under the Securities Act of 1933.

For information regarding the Company’s equity compensation plans see Item 12.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
October 1 - October 31, 2006	—	—	—	132,360
November 1 - November 30, 2006	—	—	—	132,360
December 1 - December 31, 2006	56	19.29	56	132,304

Total	56	$19.29	56	132,304

(1)
On January 31, 2006, the Company announced a stock repurchase program to repurchase up to 10% of its outstanding shares held by persons other than Abington Mutual Holding Company, or 714,150 shares. The repurchase program terminated as of January 31, 2007.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial and other data of Abington Community Bancorp, Inc. set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$925,186	$844,072	$717,978	$604,439	$535,797
Cash and cash equivalents	44,565	27,714	33,296	19,696	51,702
Investment securities and FHLB stock:
Held-to-maturity	20,393	20,396	10,220	—	—
Available-for-sale	85,730	89,890	86,614	89,023	50,351
Mortgage-backed securities:
Held-to-maturity	56,144	67,411	81,704	43,009	10,060
Available-for-sale	78,023	79,943	83,028	78,213	41,251
Loans receivable, net	605,063	529,487	412,656	364,620	371,024
Deposits	587,002	501,183	405,290	362,666	344,336
FHLB advances	196,293	201,445	170,666	173,732	122,761
Other borrowings	17,781	16,114	12,866	8,681	11,937
Stockholders’ equity	114,102	117,231	123,055	53,234	50,591
Banking offices (1)	14	12	12	12	9

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands, except per share data)
Selected Operating Data:
Total interest income	$49,818	$40,011	$30,849	$29,997	$31,797
Total interest expense	27,268	18,999	14,209	13,898	14,583
Net interest income	22,550	21,012	16,640	16,099	17,214
Provision for loan losses	186	25	45	375	500
Net interest income after provision for loan losses	22,364	20,987	16,595	15,724	16,714
Total non-interest income	2,876	2,798	2,243	1,859	741
Total non-interest expense	15,746	14,976	12,015	11,472	10,611
Income before income taxes	9,494	8,809	6,823	6,111	6,844
Income taxes	2,692	2,507	2,268	2,021	2,467
Net income	$6,802	$6,302	$4,555	$4,090	$4,377
Basic earnings per share	$0.46	$0.41	n/a (2)	n/a	n/a
Diluted earnings per share	$0.45	$0.41	n/a (2)	n/a	n/a
Cash dividends per share	$0.23	$0.15	$—	n/a	n/a

	Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Operating Ratios(3):
Average yield on interest-earning assets	5.93%	5.30%	4.95%	5.36%	6.47%
Average rate on interest-bearing liabilities	3.80	3.03	2.65	2.86	3.44
Average interest rate spread(4)	2.13	2.27	2.30	2.50	3.03
Net interest margin(4)	2.68	2.78	2.67	2.88	3.50
Average interest-earning assets to average interest-bearing liabilities	117.21	120.28	116.08	115.11	116.12
Net interest income after provision for loan losses to non-interest expense	142.03	140.14	138.12	137.06	157.52
Total non-interest expense to average assets	1.78	1.88	1.85	1.97	2.09
Efficiency ratio(5)	61.93	62.90	63.63	63.88	59.10
Return on average assets	0.77	0.79	0.70	0.70	0.86
Return on average equity	5.94	5.27	7.52	7.85	9.11
Average equity to average assets	12.94	15.02	9.30	8.94	9.46

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
Asset Quality Ratios(6):
Non-performing loans as a percent of total loans receivable(7)	0.42%	0.54%	0.05%	0.12%	0.31%
Non-performing assets as a percent of total assets(7)	0.28	0.34	0.03	0.08	0.23
Allowance for loan losses as a percent of non-performing loans	62.69	50.29	622.03	315.15	145.04
Net charge-offs/(recoveries) to average loans receivable	0.01	(0.00)	0.02	0.21	0.08

Capital Ratios(8):
Tier 1 leverage ratio	10.54%	10.46%	12.73%	8.81%	9.33%
Tier 1 risk-based capital ratio	16.49	16.93	21.24	15.12	14.64
Total risk-based capital ratio	16.77	17.21	21.57	15.53	15.18

(1)	We opened our fifteenth banking office in Lansdale, Pennsylvania in January 2007

(2)
Due to the timing of the Bank's reorganization into the mutual holding company form and the completion of the Company's initial public offering on December 16, 2004, earnings per share for the period from December 16, 2004 to December 31, 2004 is not considered meaningful and is not shown.

(3)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(4)
Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(6)	Asset quality ratios are end of period ratios, except for net charge-offs to average loans receivable.

(7)
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

(8)	Capital ratios are end of period ratios and are calculated for Abington Bank per regulatory requirements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview—The Company was formed by the Bank in connection with the Bank’s reorganization into the mutual holding company form and commenced operations in December 2004. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Bank’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, service charges and other non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy and equipment expense, professional services expense, data processing expense, advertising and promotions and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. The Bank’s executive offices and loan processing office are in Jenkintown, Pennsylvania, with nine other branches and five limited service facilities located in nearby Montgomery, Bucks and Delaware County neighborhoods. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans, primarily residential mortgages.

We had net income of $6.8 million for the year ended December 31, 2006, representing an increase of $500,000 or 7.9% over net income of $6.3 million for the year ended December 31, 2005. Diluted earnings per share increased to $0.45 for 2006 from $0.41 for 2005. Our net interest income improved by $1.5 million or 7.3% to $22.6 million for 2006 from $21.0 million for 2005. The improvement was primarily a result of an increase in the average balance of our loan portfolio combined with an increase in the average yield on those assets. This increase was partially offset by an increase in the average balance of and average rate paid on deposits. Our average interest rate spread and net interest margin for 2006 decreased to 2.13% and 2.68%, respectively, from 2.27% and 2.78%, respectively, for 2005. The Company’s total assets increased $81.1 million, or 9.6%, to $925.2 million at December 31, 2006 compared to $844.1 million at December 31, 2005. The primary reason for the increase in total assets during 2006 was a $75.6 million or 14.3% increase in net loans receivable. Our total deposits increased $85.8 million or 17.1% to $587.0 million at December 31, 2006 compared to $501.2 million at December 31, 2005. The increase was due to an increase in certificate accounts of $102.9 million and checking accounts of $5.6 million that was partially offset by a decrease in savings and money market accounts of $22.6 million. The Company continues to remain focused on maintaining and growing its base of core deposits over the long term. The recent opening of three new branches in 2006 and January 2007 and the anticipated opening of two additional branches by mid-2007 are expected to contribute towards this goal. Moreover, the Company will continue to support its overall growth through our recently announced second-step conversion and stock offering.

Critical Accounting Policies, Judgments and Estimates—In reviewing and understanding financial information for Abington Community Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 1 of the notes to our onsolidated financial statements. The accounting and financial reporting policies of Abington Community Bancorp, Inc. conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis including those related to the allowance for loan losses and deferred income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Loan Losses—The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs (net of recoveries). The allowance is maintained at a level that management considers adequate to provide for losses based upon evaluation of the known and inherent risks in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, the volume and composition of lending conducted by the Company, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio. This evaluation is inherently subjective as it requires material estimates including, among others, the amount and timing of expected future cash flows on impacted loans, exposure at default, value of collateral, and estimated losses on our commercial and residential loan portfolios. All of these estimates may be susceptible to significant change.

The allowance consists of specific allowances for impaired loans, a general allowance on all classified loans which are not impaired and a general allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

We establish a general valuation allowance on classified loans which are not impaired. We segregate these loans by category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio. The categories used by the Company include “Doubtful,” “Substandard” and “Special Mention.” Classification of a loan within such categories is based on identified weaknesses that increase the credit risk of the loan.

We establish a general allowance on non-classified loans to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends, and management’s evaluation of the collectibility of the loan portfolio.

The allowance is adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The applied loss factors are reevaluated each reporting period to ensure their relevance in the current economic environment.

While management uses the best information available to make loan loss allowance valuations, adjustments to the allowance may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio or changes in accounting guidance. In times of economic slowdown, either regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the allowance for loan losses in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving. Historically, our estimates of the allowance for loan losses have approximated actual losses incurred. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking or the FDIC may require the recognition of adjustment to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

Recent Accounting Pronouncements—In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this guidance on January 1, 2007. The adoption did not have any effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Asset- An Amendment of FASB Statement No. 140. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The Company adopted this statement effective January 1, 2007. The adoption did not have a material effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company adopted this Interpretation on January 1, 2007.  The adoption did not have any effect on the Company's financial position or results of operations.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is continuing to evaluate the impact of this consensus, which will require the Company to recognize an additional liability and compensation expense related to our BOLI policies.

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under the insurance contract. EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. The Company is continuing to evaluate the impact of this consensus, but does not expect that the guidance will have a material effect on the Company’s consolidated financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of December 31, 2006.

The Company maintains a nonqualified, unfunded, defined benefit pension plan for the Board of Directors and certain officers that is more fully described in Note 14 of the notes to the Company’s consolidated financial statements included in Item 8 of this Form 10-K. The incremental effect of applying SFAS No. 158 to this plan on individual line items in the consolidated statement of financial condition as of December 31, 2006 is as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Deferred tax asset	$2,536,432	$272,284	$2,808,716
Total assets	924,913,998	272,284	925,186,282
Accounts payable and accrued expenses	4,078,549	800,836	4,879,385
Total liabilities	810,283,222	800,836	811,084,058
Accumulated other comprehensive loss	(2,081,848)	(528,552)	(2,610,400)
Total stockholders’ equity	114,630,776	(528,552)	114,102,224

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company adopted SAB No. 108 as of December 31, 2006, and such adoption had no impact on our reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No.157. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position or results of operations.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2006 AND DECEMBER 31, 2005

The Company’s total assets increased $81.1 million, or 9.6%, to $925.2 million at December 31, 2006 compared to $844.1 million at December 31, 2005. The primary reason for the increase in total assets during 2006 was a $75.6 million or 14.3% increase in net loans receivable. The largest loan growth occurred in one- to four-family residential loans, which increased $52.0 million or 16.1% and multi-family residential and commercial loans, which increased $15.8 million or 20.6%. Additionally, construction loans increased $2.2 million or 1.6%. These increases were partially offset by a $7.1 million decrease in home equity lines of credit. Also contributing to the overall increase in assets during 2006 was an increase in property and equipment, net, of $2.4 million or 36.8%, primarily as a result of increased investment in our new branches. The first of these branches opened in April 2006 in Warrington, Pennsylvania, and was followed by the opening of another branch in Concordville, Pennsylvania in October 2006. An additional branch in Lansdale, Pennsylvania opened in January 2007, and will be followed by the opening of two more branches in Springhouse and Chalfont, Pennsylvania by mid-2007. These increases in assets in 2006 were somewhat offset by a decrease in investment and mortgage-backed securities of $17.5 million in the aggregate, which occurred as a portion of the cash proceeds received on maturing and repaying securities were reinvested into new loans.

Our total deposits increased $85.8 million or 17.1% to $587.0 million at December 31, 2006 compared to $501.2 million at December 31, 2005. The increase was due to an increase in certificate accounts of $102.9 million and checking accounts of $5.6 million that was partially offset by a decrease in savings and money market accounts of $22.6 million. The shift towards higher-rate certificates of deposit was a result of the increased rates available on those products relative to other deposit products and other investments in the current interest rate environment.

Our stockholders’ equity decreased $3.1 million to $114.1 million at December 31, 2006 compared to $117.2 million at December 31, 2005. The decrease was primarily due to the purchase of approximately 582,000 shares of the Company’s common stock for an aggregate of $8.3 million as part of the Company’s stock repurchase program announced in January 2006. The payment of the Company’s quarterly cash dividends of $0.05 per share in March 2006 and $0.06 per share in June, September and December 2006 reduced retained earnings by $3.4 million, but this was offset by our $6.8 million of net income for 2006, resulting in a net increase to retained earnings of $3.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2006, our cash and cash equivalents amounted to $44.6 million. In addition, at that date we had $16.8 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $152.5 million at December 31, 2006.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2006, we had certificates of deposit maturing within the next 12 months of $260.6 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For years ended December 31, 2006 and 2005, the average balance of our outstanding Federal Home Loan Bank (“FHLB”) advances was $201.8 million and $192.2 million, respectively. At December 31, 2006, we had $196.3 million in outstanding FHLB advances and we had $372.8 million in additional FHLB advances available to us.

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

Our stockholders’ equity amounted to $114.1 million at December 31, 2006, a decrease of $3.1 million from stockholders’ equity of $117.2 million at December 31, 2005. The decrease was primarily due to the purchase of approximately 582,000 shares of the Company’s common stock for an aggregate of $8.3 million as part of the Company’s stock repurchase program announced in January 2006. We believe that the stock repurchase program benefits our shareholders by improving the Company’s return on equity and earnings per share and, at the same time, aids us in managing our strong capital position. Our quarterly stock dividend was increased in the second quarter of 2006 from $0.05 per share to $0.06 per share or an aggregate of $3.4 million for the year ended December 31, 2006. Approximately one half of our net income of $6.8 million for 2006 was paid out in dividends to shareholders, resulting in a net increase to our retained earnings of $3.4 million. Our long-term plan is to leverage our capital through retail deposit and loan growth. Towards this goal, we opened three new branches in 2006 and January 2007, and we anticipate the opening of two additional branches by mid-2007. We look forward to continuing our growth as we undertake our recently announced second-step conversion. The capital we will raise through this conversion and stock offering will increase the liquidity in our common stock and support our future growth. For further information on our second-step conversion see Note 20 in the Notes to the Consolidated Financial Statements in Item 8 herein.

The following table summarizes the Company’s and the Bank’s regulatory capital ratios as of the dates indicated and compares them to current regulatory requirements.

	Actual Ratios At December 31,		Regulatory Minimum	To Be Well Capitalized
	2006	2005
Capital Ratios:
Tier 1 leverage ratio
The Company	12.80%	14.28%	4.00%	N/A
The Bank	10.54	10.46	4.00	5.00%
Tier 1 risk-based capital ratio
The Company	20.01	23.19	4.00	N/A
The Bank	16.49	16.93	4.00	6.00
Total risk-based capital ratio
The Company	20.29	23.47	8.00	N/A
The Bank	16.77	17.21	8.00	10.00

DERIVATIVE FINANCIAL INSTRUMENTS

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. On occasion during the three years ended December 31, 2006, we have used interest rate caps and swap agreements to manage our exposure to fluctuations in interest rates on a portion of our fixed-rate loans and variable rate deposits. We used interest rate swap agreements to hedge interest rate risk resulting from our portfolio of interest-earning loans and interest-bearing deposit liabilities. We do not hold any derivative financial instruments for trading purposes.

At December 31, 2006 and 2005, the Company was not party to any cap or swap agreements. The Company was previously party to two swap agreements with terms expiring in June 2005 and December 2005, respectively.

The swaps we held in 2005 and 2004 did not qualify as hedges under SFAS No. 133. As such, the fair value of the interest rate swaps were reflected as a liability in the consolidated statements of financial condition when in existence with the offset recorded in loss on derivative instruments, net in the consolidated statements of income. Amounts paid or received under the cap or swap agreement were recognized in gain (loss) on derivative instruments, net in the Company’s consolidated statements of income during the period in which they accrued. During the year ended December 31, 2005, the Company received $13,000 from the contra parties under the agreements. During the year ended December 31, 2004, the Company paid $641,000 to the contra parties under the agreements. In addition, the unrealized gains on derivatives recognized in gain (loss) on derivative instruments, net in the Company’s consolidated statements of income were $85,000 and $501,000 for the years ended December 31, 2005 and 2004, respectively. No interest was received from or paid to the contra party during, and no unrealized gains or losses were recognized for, the year ended December 31, 2006.

SHARE-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R were adopted by the Company as of July 1, 2005.

The Company has two stock-based compensation plans, the 2005 Recognition and Retention Plan (the “RRP”) and the 2005 Stock Option Plan. Share awards were first issued under these plans in July 2005.

The estimated fair value of options granted to executive officers during 2005 was $3.07 per share. No options were granted to executive officers during 2006. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

	Year Ended December 31,
	2006	2005

Dividend yield	n/a	1.67%
Expected volatility	n/a	23.62%
Risk-free interest rate	n/a	3.98 - 4.05%
Expected life of options	n/a	6 - 7 years

During the years ended December 31, 2006 and 2005, approximately $370,000 and $181,000, respectively, was recognized in compensation expense for the Option Plan. At December 31, 2006, approximately $1.4 million in additional compensation expense for awarded options remained unrecognized. At December 31, 2006, the weighted average period over which this expense is scheduled to be recognized is approximately 3.5 years.

During the years ended December 31, 2006 and 2005, we recognized approximately $680,000 and $333,000, respectively, in compensation expense related to the amortization of RRP shares. No expense was recognized in 2004. As of December 31, 2006, approximately $2.4 million in additional compensation expense is scheduled to be recognized over the remaining lives of the RRP awards. At December 31, 2006, the weighted average remaining lives of the RRP awards was approximately 3.5 years.

The Company also has an employee stock ownership plan (“ESOP”). See Note 14 in the Notes to the Consolidated Financial Statements in Item 8 herein for a further description of this plan. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned. We recognized approximately $563,000 and $475,000 in compensation expense due to the ESOP in the years ended December 31, 2006 and 2005, respectively.

For a further discussion of these plans, see Note 14 in the Notes to the Consolidated Financial Statements elsewhere herein.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At December 31, 2006 and 2005, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2006 and 2005, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated amounted to approximately $118.1 million and $125.2 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At December 31, 2006 and December 31, 2005, the Bank had letters of credit outstanding of approximately $16.3 million and $14.1 million, respectively, of which $14.8 million and $12.5 million, respectively, were standby letters of credit. At December 31, 2006 and 2005, the uncollateralized portion of the letters of credit extended by the Bank was approximately $97,000 and $169,000, respectively, of which $97,000 was for standby letters of credit in both years.

The Bank is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Bank’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At December 31, 2006, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at December 31, 2006.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	To One Year	After One to Three Years	After Three to Five Years	After Five Years
	(In Thousands)
Letters of credit	$16,327	$15,328	$994	$—	$5
Recourse obligations on loans sold	185	—	—	—	185
Commitments to originate loans	3,622	3,622	—	—	—
Unused portion of home equity lines of credit	22,382	—	—	—	22,382
Unused portion of commercial lines of credit	46,762	46,762	—	—	—
Undisbursed portion of construction loans in process	45,338	27,617	17,721	—	—
Total commitments	$134,616	$93,329	$18,715	$—	$22,572

The following tables summarize our contractual cash obligations at December 31, 2006.

		Payments Due By Period
	Total	To One Year	After One to Three Years	After Three to Five Years	After Five Years
	(In Thousands)
Certificates of deposit	$388,973	$260,645	$103,603	$10,637	$14,088
FHLB advances	196,293	33,681	52,622	84,558	25,432
Repurchase agreements	17,781	17,781	—	—	—
Total debt	214,074	51,462	52,622	84,558	25,432
Operating lease obligations	6,965	713	1,242	1,145	3,865
Total contractual obligations	$610,012	$312,820	$157,467	$96,340	$43,385

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

General. We had net income of $6.8 million for the year ended December 31, 2006, representing an increase of $500,000 or 7.9% over net income of $6.3 million for the year ended December 31, 2005. Diluted earnings per share increased to $0.45 for 2006 from $0.41 for 2005. Our net interest income improved by $1.5 million or 7.3% to $22.6 million for 2006 from $21.0 million for 2005. The improvement was primarily a result of an increase in the average balance of our loan portfolio combined with an increase in the average yield on those assets. This increase was partially offset by an increase in the average balance of and average rate paid on deposits. Our average interest rate spread and net interest margin for 2006 decreased to 2.13% and 2.68%, respectively, from 2.27% and 2.78%, respectively, for 2005. Our non-interest income improved $78,000 or 2.8% to $2.9 million for 2006 from $2.8 million for 2005. Our non-interest expense also increased, growing $771,000 or 5.1% to $15.7 million for 2006 from $15.0 million for 2005.

Interest Income. Interest income was $49.8 million for the year ended December 31, 2006, an increase of $9.8 million or 24.5% from $40.0 million of interest income for the year ended December 31, 2005. The average balance of our interest-bearing assets increased $85.8 million or 11.4% to $840.5 million for 2006 compared to $754.7 million for 2005. The average yield on our interest-bearing assets increased 63 basis points to 5.93% for 2006 compared to 5.30% for 2005. The increase in interest income in 2006 was primarily a result of growth in the average balance of our loan portfolio. The average balance of our loan portfolio increased $101.8 million or 21.7% to $570.9 million for the year ended December 31, 2006 from $469.1 million for the year ended December 31, 2005. Additionally, the average yield on our loan portfolio increased 53 basis points to 6.77% for 2006 from 6.24% for 2005. The asset growth has been a result of the Company’s strategic plan to leverage our capital through loan growth. The growth of the loan portfolio was partially offset by a $22.6 million or 13.6% decrease in the average balance of our mortgage-backed securities to $143.7 million for 2006 from $166.3 million for 2005.

Interest Expense. Interest expense increased $8.3 million or 43.5% to $27.3 million for the year ended December 31, 2006 compared to $19.0 million for the year ended December 31, 2005. The increase in interest expense for 2006 was primarily the result of increases in the average balance of, and average rate paid on, deposits. During the year ended December 31, 2006 compared to the year ended December 31, 2005, our average deposit balance grew by $80.1 million or 19.3%, primarily due to growth in higher-rate certificates of deposit. The average balance of our certificates of deposit increased $102.8 million or 43.4% to $339.7 million for 2006 from $237.0 million for 2005. The growth in certificates of deposit was a result of higher market rates of interest on certificates of deposit relative to other deposit products and other investments in the current interest rate environment. The average rate we paid on our certificate of deposits increased 106 basis points to 4.60% for 2006 from 3.54% for 2005. As a result of the increase in our certificates of deposit as a proportion of our total deposits, as well as the rising interest rate environment, the average rate we paid on all of our deposits increased 101 basis points to 3.39% for 2006 from 2.38% for 2005. Over the long term, the Company continues to remain focused on maintaining and growing its base of core deposits. There is, however, significant competition for core deposits, and no assurance can be given that we will succeed in increasing the proportion of core deposits that we hold. In fact, our core deposits have decreased as a percentage of total deposits during the past three years. Also contributing to the increase in interest expense in 2006 compared to 2005 was a $9.6 million or 5.6% increase in the average balance of our FHLB advances to $201.8 million for 2006 compared to $192.2 million for 2005. The average rate on our FHLB advances increased 27 basis points to 4.78% for 2006 from 4.51% for 2005.

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

	Years Ended December 31,
	2006			2005
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$100,211	$4,005	4.00%	$96,786	$3,250	3.36%
Mortgage-backed securities	143,664	6,031	4.20	166,309	6,869	4.13
Loans receivable(2)	570,850	38,633	6.77	469,076	29,283	6.24
Other interest-earning assets	25,809	1,149	4.45	22,551	609	2.70
Total interest-earning assets	840,534	49,818	5.93%	754,722	40,011	5.30%
Cash and non-interest bearing balances	19,095			20,413
Other non-interest-earning assets	25,617			21,556
Total assets	$885,246			$796,691
Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$101,755	1,129	1.11%	$125,834	1,412	1.12%
Checking accounts	53,676	11	0.02	52,282	66	0.13
Certificate accounts	339,712	15,634	4.60	236,962	8,391	3.54
Total deposits	495,143	16,774	3.39	415,078	9,869	2.38
FHLB advances	201,810	9,656	4.78	192,189	8,668	4.51
Other borrowings	20,155	838	4.16	20,198	462	2.29
Total interest-bearing liabilities	717,108	$27,268	3.80%	627,465	$18,999	3.03%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	42,191			39,900
Real estate tax escrow accounts	2,528			2,263
Other liabilities	8,831			7,406
Total liabilities	770,658			677,034
Stockholders’ equity	114,588			119,657
Total liabilities and stockholders’ equity	$885,246			$796,691
Net interest-earning assets	$123,426			$127,257
Net interest income; average Interest rate spread		$22,550	2.13%		$21,012	2.27%
Net interest margin(3)			2.68%			2.78%

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

(2)
Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses. The impact of loan fee income has an immaterial effect on this analysis.

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

	2006 vs. 2005
	Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total Increase (Decrease)
	(Dollars in Thousands)
Interest income:
Investment securities(1)	$618	$115	$22	$755
Mortgage-backed securities	113	(935)	(16)	(838)
Loans receivable, net	2,462	6,353	535	9,350
Other interest- earning assets	395	88	57	540
Total interest- earning assets	3,588	5,621	598	9,807
Interest expense:
Savings accounts	(16)	(270)	3	(283)
Checking accounts	(55)	2	(2)	(55)
Certificate accounts	2,514	3,638	1,091	7,243
Total deposits	2,443	3,370	1,092	6,905
FHLB advances	528	434	26	988
Other borrowings	378	(1)	(1)	376
Total interest- bearing liabilities	3,349	3,803	1,117	8,269
Increase in net interest income	$239	$1,818	$(519)	$1,538

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

Provision for Loan Losses. We made a $186,000 provision for loan losses for the year ended December 31, 2006 compared to a provision of $25,000 for the year ended December 31, 2005. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. The provision taken during 2006 was primarily the result of growth in the loan portfolio. At December 31, 2006, we held an aggregate of $2.3 million of loans to one borrower, consisting of construction and commercial real estate loans, that were placed on non-accrual status in the fourth quarter and were determined to be impaired. The loans were placed on nonaccrual status as certain loans had become over 90 days delinquent. We have obtained a confessed judgment against the borrower, which provides us with additional collateral securing the loans. We also obtained current appraisals of the underlying collateral properties, which support the full value of the loans. Based on the value of the properties, as well as the additional collateral available, we do not expect to incur any losses on the loans to this borrower.  As such, no allowance for loan losses was established for these loans as a result of our measurement of impaired loans at December 31, 2006. At December 31, 2006, non-performing loans amounted to 0.42% of loans receivable and our allowance for loan losses amounted to 62.69% of non-performing loans.

Non-interest Income. Our total non-interest income amounted to $2.9 million for the year ended December 31, 2006 compared to $2.8 million for year ended December 31, 2005, an increase of $78,000 or 2.8%. This increase was due in part to a $186,000 increase in income on bank owned life insurance (“BOLI”). Our BOLI is expected to continue to generate positive income going forward and is intended to fund various employee benefit programs of the Company. Additionally, non-interest income improved due to the fact that no impairment charge was recorded on our investment securities in 2006 whereas a $73,000 impairment charge on investment securities was recorded in 2005. The impaired securities were sold for a loss in the first quarter of 2006. The impairment charge taken during 2005 was the result of management’s periodic evaluations of its investment portfolio and the determination that the fair value of certain securities would not recover to their cost. Although market values of the Company’s investments fluctuate as market conditions change, management believes that the overall credit quality of its investment portfolio is strong and further impairment charges are not expected in 2007. The increases in income in bank owned life insurance and impairment charge on investment securities were partially offset by a $98,000 decrease in the gain on derivative instruments, net, as our final swap agreement expired in December 2005, as well as a $60,000 decrease in service charge income.

Non-interest Expense. Our total non-interest expense for the year ended December 31, 2006 amounted to $15.7 million, representing an increase of $771,000 or 5.1% from the year ended December 31, 2005. Decreases in occupancy expense and professional services expense were offset by increases in other expense categories. The largest increases in expense for 2006 compared to 2005 were in salaries and employee benefits expense, depreciation expense, data processing expense and other non-interest expense. The decrease in professional services expense of $224,000 for 2006 compared to 2005 was primarily the result of decreased audit fees.  No such decrease is expected for 2007. Salaries and employee benefits expense increased $662,000 or 8.3% for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was primarily due to additional expenses of $379,000 in the aggregate relating to the Company’s 2005 Stock Option Plan (“SOP”) and 2005 Recognition and Retention Plan (“RRP”), both of which began in the third quarter of 2005. The aggregate expense for these plans is expected to remain relatively consistent in 2007, but is anticipated to increase in future years in light of our plans to implement new stock option and stock recognition and retention plans. The remainder of the increase in salaries and employee benefits expense was primarily due to growth in the total number of employees from 134 total employees at December 31, 2005 to 148 total employees at December 31, 2006, primarily due to the opening of additional branch offices. In addition, salaries and employee benefits expense increased due to normal merit increases in salaries, higher health and insurance benefit costs, and an increase in the expense for our ESOP, partially offset by a decrease in the total year-end bonuses paid. We anticipate additional increases in salaries and employee benefits in 2006 due to additional staffing needs, further merit increases in salary, and continued rising benefit costs. We also anticipate an increase in the expense for our ESOP which is based on the market price of our stock, in light of the additional shares to be purchased by the ESOP in the second-step conversion and offering. Depreciation expense for 2006 compared to 2005 increased $152,000 or 29.3%. The increase for the full year was primarily due to our new branch office facilities. We expect a further increase in depreciation expense in 2007 as a result of these new branches and additional branches expected to open in 2007. Data processing expense for 2006 compared to 2005 increased $79,000 or 6.5%, primarily due to the increase in our deposit and loan accounts and transactions and our additional branch offices. This expense is also expected to increase for 2007 as our deposit and loan activity increases and additional branch offices are added. Additional expenses of approximately $158,000 were recognized in other non-interest expense for SOP and RRP awards to directors in 2006, but were somewhat offset by decreases in various other categories of other non-interest expense. The aggregate expense for SOP and RRP awards to directors is expected to remain relatively consistent in 2007.

Income Tax Expense. Income tax expense for the year ended December 31, 2006 amounted to $2.7 million compared to $2.5 million for the year ended December 31, 2005. The fluctuation in income tax expense from year to year is primarily the result of an increase in our pre-tax income. Our effective tax rate improved slightly to 28.4% for the year ended December 31, 2006 from 28.5% for the year ended December 31, 2005.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

General. We had net income of $6.3 million for the year ended December 31, 2005, representing an increase of $1.7 million or 38.4% over net income of $4.6 million for the year ended December 31, 2004. Earnings per share was $0.41 for the year ended December 31, 2005. Our net interest income improved by $4.4 million or 26.3% to $21.0 million for 2005 from $16.6 million for 2004. The improvement was primarily a result of an increase in the average balances of our interest earning assets, most notably loans, combined with increases in the average yields on those assets. These increases were partially offset by increases in the average balances of our interest bearing liabilities and the rates paid on those liabilities. Overall, our net interest margin improved 11 basis points to 2.78% for 2005 from 2.67% for 2004, although our average interest rate spread decreased slightly to 2.27% for 2005 from 2.30% for 2004. Our non-interest income improved $555,000 or 24.7% to $2.8 million for 2005 from $2.2 million for 2004. The increase was due primarily to an improvement in our gain (loss) on derivative instruments, net and income on bank owned life insurance, which was purchased in 2005. Our non-interest expense also increased, growing $3.0 million or 24.6% to $15.0 million for 2005 from $12.0 million for 2004. The increase was due primarily to increases in salaries and employee benefits expense, occupancy expense, professional services expense and advertising and promotions expense.

Interest Income. Interest income was $40.0 million for the year ended December 31, 2005, an increase of $9.2 million or 29.7% from $30.8 million of interest income for the year ended December 31, 2004. This increase in interest income was primarily a result of growth in the average balance of interest-earning assets, as well as increases in the average yields on those assets. The average balance of our interest-earning assets improved $132.0 million or 21.2% to $754.7 million for 2005 compared to $622.7 million for 2004. The average yield on our interest-earnings assets improved 35 basis points to 5.30% for 2005 compared to 4.95% for 2004. The most substantial growth was seen in our loan portfolio. The average balance of our loan portfolio increased $84.1 million or 21.8% to $469.1 million for 2005 from $385.0 million for 2004. Additionally, the average yield on our loan portfolio improved 31 basis points to 6.24% for 2005 compared to 5.93% for 2004. The average balance of our mortgage-backed securities in 2005 increased by $29.4 million over the 2004 average and the average balance of our investment securities increased by $12.5 million over the same periods. The average yields on such securities in 2005 improved 17 and 49 basis points, respectively, from the prior year to 4.13% and 3.36%, respectively, for 2005. The asset growth has been a result of the Company’s strategic plan to leverage the capital raised in our 2004 initial public offering, in part, through loan growth. A substantial amount of the net proceeds invested in securities and deposits that yielded a market rate were redeployed into loans throughout 2005.

Interest Expense. Interest expense increased $4.8 million or 33.7% to $19.0 million for the year ended December 31, 2005 compared to $14.2 million for the year ended December 31, 2004. The increase in interest expense for 2005 was the result of increases in the average balances of, and average rates paid on, all categories of interest-bearing liabilities. The average balance of our interest-bearing liabilities increased $91.0 million or 17.0% to $627.5 million for 2005 compared to $536.4 million for 2004. The average rate on our interest-bearing liabilities increased 38 basis points to 3.03% for 2005 compared to 2.65% for 2004. For 2005 compared to 2004, our average deposit balance grew by $66.0 million or 18.9%, due primarily to growth in higher-rate certificates of deposit. The average balance of our certificates of deposit increased $61.5 million or 35.0% to $237.0 million for 2005 compared to $175.5 million for 2004. The growth in certificates of deposit was a result of higher market rates of interest on certificates of deposit relative to other deposit products. The average balance of FHLB advances also increased for 2005 when compared to 2004. The average balance of our FHLB advances increased $22.5 million or 13.3% to $192.2 million for 2005 compared to $170.0 million for 2004. The average rate on our FHLB advances was relatively consistent, increasing only 7 basis points to 4.51% for 2005 compared to 4.44% for 2004.

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

	Years Ended December 31,
	2005			2004
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$96,786	$3,250	3.36%	$84,320	$2,423	2.87%
Mortgage-backed securities	166,309	6,869	4.13	136,864	5,421	3.96
Loans receivable(2)	469,076	29,283	6.24	384,990	22,821	5.93
Other interest-earning assets	22,551	609	2.70	16,554	184	1.11
Total interest-earning assets	754,722	40,011	5.30%	622,728	30,849	4.95%
Cash and non-interest bearing balances	20,413			17,241
Other non-interest-earning assets	21,556			11,157
Total assets	$796,691			$651,126
Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$125,834	1,412	1.12%	$120,748	1,065	0.88%
Checking accounts	52,282	66	0.13	52,804	44	0.08
Certificate accounts	236,962	8,391	3.54	175,492	5,452	3.11
Total deposits	415,078	9,869	2.38	349,044	6,561	1.88
FHLB advances	192,189	8,668	4.51	169,699	7,532	4.44
Other borrowings	20,198	462	2.29	17,703	116	0.66
Total interest-bearing liabilities	627,465	$18,999	3.03%	536,446	$14,209	2.65%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	39,900			45,861
Real estate tax escrow accounts	2,263			2,204
Other liabilities	7,406			6,028
Total liabilities	677,034			590,539
Stockholders’ equity	119,657			60,587
Total liabilities and stockholders’ equity	$796,691			$651,126
Net interest-earning assets	$127,257			$86,282
Net interest income; average Interest rate spread		$21,012	2.27%		$16,640	2.30%
Net interest margin(3)			2.78%			2.67%

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

(2)
Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses. The impact of loan fee income has an immaterial effect on this analysis.

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

	2005 vs. 2004
	Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total Increase (Decrease)
	(Dollars in Thousands)
Interest income:
Investment securities(1)	$409	$358	$60	$827
Mortgage-backed securities	232	1,166	50	1,448
Loans receivable, net	1,213	4,984	265	6,462
Other interest- earning assets	263	67	95	425
Total interest- earning assets	2,117	6,575	470	9,162
Interest expense:
Savings accounts	290	45	12	347
Checking accounts	22	—	—	22
Certificate accounts	762	1,910	267	2,939
Total deposits	1,074	1,955	279	3,308
FHLB advances	122	998	16	1,136
Other borrowings	289	16	41	346
Total interest- bearing liabilities	1,485	2,969	336	4,790
Increase in net interest income	$632	$3,606	$134	$4,372

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

Provision for Loan Losses. We made a $25,000 provision for loan losses for the year ended December 31, 2005 compared to a provision of $45,000 for the year ended December 31, 2004. The provision taken during 2005 was primarily the result of growth in the loan portfolio. At December 31, 2005, non-performing loans amounted to 0.54% of loans receivable and our allowance for loan losses amounted to 50.3% of non-performing loans. The balance of non-performing loans at December 31, 2005 consisted primarily of one loan, with a carrying value of $2.9 million, placed on non-accrual status in the fourth quarter. An allowance was reserved on this loan at December 31, 2005. The outstanding balance of this loan, including all past due interest and costs, was paid in full in April 2006.

Non-interest Income. Our total non-interest income amounted to $2.8 million for the year ended December 31, 2005 compared to $2.2 million for year ended December 31, 2004. The increase was due primarily to $499,000 of income from BOLI purchased in March 2005 and a $98,000 gain on derivative instruments in 2005 compared to a loss of $141,000 in 2004. Income from BOLI and the gain on derivative instruments in the year ended December 31, 2005, was partially offset by a $73,000 impairment charge on investment securities recognized in 2005 with no comparable charge in 2004, a $67,000 decrease in service charges and a $31,000 decrease in other non-interest income. The decrease in service charges in 2005 when compared to 2004 was due primarily to a $61,000 decrease in fees generated by our overdraft protection program due to a decrease in the volume of customer overdrafts. The decrease in other non-interest income in 2005 compared to 2004 was due to decreases in various categories of income.

Non-interest Expense. Our total non-interest expense for the year ended December 31, 2005 amounted to $15.0 million, representing an increase of $3.0 million or 24.6% from the year ended December 31, 2004. The overall increase was due to increases in all categories of non-interest expense other than data processing expense, which decreased slightly. Salaries and employee benefits expense increased $1.6 million or 24.7% for 2005 compared to 2004. This increase was primarily due to additional expenses of $838,000 in the aggregate relating to the Company’s ESOP, SOP and RRP, all of which began in 2005. The remainder of the increase in salaries and employee benefits expense was due to growth in the total number of employees, normal merit increases in salaries, and higher benefit costs. Our occupancy expense increased approximately $480,000 or 41.2% in 2005 compared to 2004, due in part to the leases entered into for three new branches. Professional services expense increased approximately $382,000 or 75.1% due primarily to increased audit and professional fees as the result of becoming a public reporting entity. Other non-interest expense increased approximately $374,000 or 25.8% due primarily to additional expense of $151,000 for SOP and RRP awards to directors combined with smaller increases in various other categories of other non-interest expense.

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

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 14.70% at December 31, 2006, compared to a negative 4.09% at December 31, 2005. We have become more liability sensitive in 2006 mainly as a result of increases in our short-term deposits, primarily short-term certificates of deposit. Partially for this reason, we continue to remain focused on maintaining and growing our base of core deposits, which are less interest-rate sensitive. Part of the reason that we determined several years ago to increase our originations of commercial real estate and multi-family residential real estate loans, construction loans, home equity lines and commercial business loans, all of which generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, was, in part, to increase the amount of our interest rate sensitive assets in the one- to three-year time horizon. By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding December 31, 2006, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2006, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 10% to 26%. The annual prepayment rate for mortgage-backed securities is assumed to range from 9% to 63%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 16%, 12.5% and 0%, respectively.

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable(2)	$240,883	$45,261	$128,763	$73,126	$119,546	$607,579
Mortgage-backed securities	24,690	19,335	48,168	21,045	22,525	135,763
Investment securities	13,757	6,100	25,986	18,000	32,356	96,199
Other interest-earning assets	33,670	—	—	—	—	33,670
Total interest-earning assets	313,000	70,696	202,917	112,171	174,427	873,211
Interest-bearing liabilities:
Savings and money market accounts	$13,913	$13,913	$35,108	$16,154	$14,227	$93,315
Checking accounts	—	—	—	—	59,527	59,527
Certificate accounts	276,096	70,330	17,823	10,636	14,088	388,973
FHLB advances	118,056	9,605	37,062	11,409	20,161	196,293
Other borrowed money	17,781	—	—	—	—	17,781
Total interest-bearing liabilities	425,846	93,848	89,993	38,199	108,003	755,889

Interest-earning assets less interest-bearing liabilities	$(112,846)	$(23,152)	$112,924	$73,972	$66,424	$117,322

Cumulative interest-rate sensitivity gap(3)	$(112,846)	$(135,998)	$(23,074)	$50,898	$117,322

Cumulative interest-rate gap as a percentage of total assets at December 31, 2006	(12.20)%	(14.70)%	(2.49)%	5.50%	12.68%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2006	73.50%	73.83%	96.22%	107.86%	115.52%

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

Net Portfolio Value and Net Interest Income Analysis. Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2006 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates	Net Portfolio Value			NPV as % of Portfolio Value of Assets
In Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
200bp	$102,537	$(23,209)	(18.46)%	11.75%	(239)bp
100	115,600	(10,146)	(8.07)	12.86	(128)
Static	125,746	—	—	13.61	—
(100)	121,608	(4,138)	(3.29)	12.98	(115)
(200)	106,949	(18,797)	(14.95)	11.38	(276)
In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2006.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
(Dollars in Thousands)
200bp	$22,063	$(1,564)	(6.62)%
100	22,959	(668)	(2.83)
Static	23,627	—	—
(100)	23,212	(415)	(1.76)
(200)	18,869	(4,758)	(20.14)

The above table indicates that as of December 31, 2006, in the event of an immediate and sustained 200 basis point increase in interest rates, Abington Bank’s net interest income for the 12 months ending December 31, 2007 would be expected to decrease by $1.6 million or 6.62% to $22.1 million.

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
Jenkintown, Pennsylvania

We have audited the accompanying consolidated statement of financial condition of Abington Community Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the years ended December 31, 2005 and 2004 were audited by other auditors whose report, dated March 22, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abington Community Bancorp, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension plan in 2006.

/s/ BEARD MILLER COMPANY LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
March  5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Abington Community Bancorp, Inc. and subsidiaries:
Jenkintown, Pennsylvania

We have audited the accompanying consolidated statement of financial condition of Abington Community Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Abington Community Bancorp, Inc. and subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 22, 2006
(March 5, 2007 as to Note 20)

ABINGTON COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2006	December 31, 2005
ASSETS

Cash and due from banks	$22,136,438	$19,460,237
Interest-bearing bank balances	22,428,814	8,254,004
Total cash and cash equivalents	44,565,252	27,714,241
Investment securities held to maturity (estimated fair
value—2006, $20,429,576; 2005, $20,316,775)	20,393,430	20,395,593
Investment securities available for sale (amortized cost—
2006, $75,834,898; 2005, $80,775,605)	74,489,055	78,828,696
Mortgage-backed securities held to maturity (estimated fair
value—2006, $53,957,015; 2005, $65,505,255)	56,143,619	67,410,735
Mortgage-backed securities available for sale (amortized cost—
2006, $79,831,266; 2005, $82,212,270)	78,022,794	79,943,379
Loans receivable, net of allowance for loan losses
(2006, $1,602,613; 2005, $1,454,510)	605,062,980	529,487,209
Accrued interest receivable	4,365,535	3,475,350
Federal Home Loan Bank stock—at cost	11,240,700	11,061,200
Cash surrender value - bank owned life insurance	16,184,256	15,498,958
Property and equipment, net	8,908,910	6,510,144
Deferred tax asset	2,808,716	2,648,200
Prepaid expenses and other assets	3,001,035	1,098,106

TOTAL ASSETS	$925,186,282	$844,071,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$45,186,397	$43,333,286
Interest-bearing	541,815,163	457,849,738
Total deposits	587,001,560	501,183,024
Advances from Federal Home Loan Bank	196,293,273	201,444,952
Other borrowed money	17,781,260	16,113,949
Accrued interest payable	2,504,270	1,909,234
Advances from borrowers for taxes and insurance	2,624,310	2,384,314
Accounts payable and accrued expenses	4,879,385	3,805,571

Total liabilities	811,084,058	726,841,044

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, issued: 15,870,000 in 2006 and 2005; outstanding:
15,288,154 in 2006 and 15,870,000 in 2005	158,700	158,700
Additional paid-in capital	69,674,243	69,234,964
Treasury stock—at cost, 581,546 shares	(8,317,848)	—
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(6,388,788)	(6,880,236)
Recognition & Retention Plan Trust (RRP)	(2,606,781)	(3,339,413)
Deferred compensation plans trust	(1,059,116)	(1,050,000)
Retained earnings	65,252,214	61,889,180
Accumulated other comprehensive loss	(2,610,400)	(2,782,428)

Total stockholders’ equity	114,102,224	117,230,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$925,186,282	$844,071,811

See notes to consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004

INTEREST INCOME:
Interest and fees on loans	$38,633,459	$29,282,683	$22,820,635
Interest and dividends on investment and
mortgage-backed securities
Taxable	10,332,068	10,041,615	7,878,515
Tax-exempt	852,661	686,357	149,477

Total interest income	49,818,188	40,010,655	30,848,627

INTEREST EXPENSE:
Interest on deposits	16,773,531	9,868,820	6,561,036
Interest on Federal Home Loan Bank advances	9,656,307	8,668,118	7,531,886
Interest on other borrowed money	838,291	461,892	115,618

Total interest expense	27,268,129	18,998,830	14,208,540

NET INTEREST INCOME	22,550,059	21,011,825	16,640,087

PROVISION FOR LOAN LOSSES	185,521	25,000	45,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	22,364,538	20,986,825	16,595,087

NON-INTEREST INCOME:
Service charges	1,719,437	1,779,684	1,846,622
Rental income	33,056	39,272	52,327
Gain (loss) on derivative instruments, net	—	98,286	(140,813)
Income on bank owned life insurance	685,298	498,958	—
Loss on sale of investment securities	(601)	—	—
Impairment charge on investment securities	—	(72,500)	—
Other income	438,956	454,147	484,682

Total non-interest income	2,876,146	2,797,847	2,242,818

NON-INTEREST EXPENSES:
Salaries and employee benefits	8,672,886	8,010,642	6,424,232
Occupancy	1,535,787	1,643,621	1,163,667
Depreciation	671,395	519,345	496,477
Professional services	666,173	890,550	508,640
Data processing	1,285,890	1,207,013	1,283,362
ATM expense	325,797	333,692	291,962
Deposit insurance premium	140,569	123,775	113,318
Advertising and promotions	491,306	425,259	285,532
Other	1,956,457	1,821,520	1,448,015

Total non-interest expenses	15,746,260	14,975,417	12,015,205

INCOME BEFORE INCOME TAXES	9,494,424	8,809,255	6,822,700

PROVISION FOR INCOME TAXES	2,692,176	2,506,924	2,267,429

NET INCOME	$6,802,248	$6,302,331	$4,555,271

BASIC EARNINGS PER COMMON SHARE	$0.46	$0.41	n/a (1)
DILUTED EARNINGS PER COMMON SHARE	$0.45	$0.41	n/a (1)

BASIC AVERAGE COMMON SHARES OUTSTANDING:	14,745,243	15,290,391	n/a (1)
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	14,996,355	15,377,049	n/a (1)

(1)
Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on December 16, 2004, earnings per share for the period from December 16, 2004 to December 31, 2004 is not considered meaningful and is not shown.

See notes to consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE—JANUARY 1, 2004	—	$—	$—	$—	$—	$53,426,380	$(192,112)	$53,234,268
Comprehensive income:
Net income	—	—	—	—	—	4,555,271	—	4,555,271
Net unrealized holding loss on available for sale securities arising during the period, net of tax benefit of $396,923	—	—	—	—	—	—	(770,137)	(770,137)
Comprehensive income								3,785,134
Capitalization of mutual
holding company	—	—	—	—	—	(100,000)	—	(100,000)
Issuance of common stock	15,870,000	158,700	69,096,936	—	—	—	—	69,255,636
Common stock acquired by benefit plans	—	—	—	—	(3,120,337)	—	—	(3,120,337)
BALANCE—DECEMBER 31, 2004	15,870,000	158,700	69,096,936	—	(3,120,337)	57,881,651	(962,249)	123,054,701
Comprehensive income:
Net income	—	—	—	—	—	6,302,331	—	6,302,331
Net unrealized holding loss on available for sale securities arising during the period, net of tax benefit of $937,668	—	—	—	—	—	—	(1,820,179)	(1,820,179)
Comprehensive income								4,482,152
Cash dividends declared, ($.15 per share)	—	—	—	—	—	(2,294,802)	—	(2,294,802)
Stock options expense	—	—	180,785	—	—	—	—	180,785
Common stock released from benefit plans	—	—	(42,757)	—	874,802	—	—	832,045
Common stock acquired by benefit plans	—	—	—	—	(9,024,114)	—	—	(9,024,114)
BALANCE—DECEMBER 31, 2005	15,870,000	158,700	69,234,964	—	(11,269,649)	61,889,180	(2,782,428)	117,230,767
Comprehensive income:
Net income	—	—	—	—	—	6,802,248	—	6,802,248
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $360,905	—	—	—	—	—	—	700,580	700,580
Comprehensive income								7,502,828
Adjustment to initially apply FASB Statement No. 158, net of tax benefit of $272,284							(528,552)	(528,552)
Treasury stock purchased	—	—	—	(8,317,848)	—	—	—	(8,317,848)
Cash dividends declared, ($.23 per share)	—	—	—	—	—	(3,439,214)	—	(3,439,214)
Stock options expense	—	—	370,478	—	—	—	—	370,478
Excess tax benefit on stock—based compensation	—	—	49,189	—	—	—	—	49,189
Common stock released from benefit plans	—	—	19,612	—	1,224,840	—	—	1,244,452
Common stock acquired by benefit plans	—	—	—	—	(9,876)	—	—	(9,876)
BALANCE—DECEMBER 31, 2006	15,870,000	$158,700	$69,674,243	$(8,317,848)	$(10,054,685)	$65,252,214	$(2,610,400)	$114,102,224

See notes to consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$6,802,248	$6,302,331	$4,555,271
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	185,521	25,000	45,000
Depreciation	671,395	519,345	496,477
Share-based compensation expense	1,614,170	988,630	—
Unrealized gain on derivative instruments	—	(85,000)	(500,500)
Impairment charge on investment securities	—	72,500	—
Loss on sale of investment securities	601	—	—
Deferred income tax (benefit) expense	(249,137)	(397,464)	146,326
Amortization of:
Deferred loan fees	(929,058)	(1,127,360)	(891,877)
Premiums and discounts, net	100,999	261,581	342,307
Income from bank owned life insurance	(685,298)	(498,958)	—
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	(890,185)	(765,188)	(323,321)
Prepaid expenses and other assets	97,071	(193,032)	(276,643)
Accrued interest payable	595,036	999,194	(33,909)
Accounts payable and accrued expenses	263,862	770,235	598,309
Net cash provided by operating activities	7,577,225	6,871,814	4,157,440

INVESTING ACTIVITIES:
Principal collected on loans	138,944,098	139,389,188	135,777,456
Disbursements for loans	(213,776,332)	(255,118,373)	(182,966,622)
Purchases of:
Mortgage-backed securities held to maturity	—	(8,774,897)	(47,862,570)
Mortgage-backed securities available for sale	(12,618,804)	(20,553,403)	(35,222,233)
Investments held to maturity	—	(10,178,366)	(10,220,792)
Investments available for sale	(26,136,163)	(4,097,475)	(34,263,462)
Federal Home Loan Bank stock	(3,333,599)	(5,719,100)	(2,911,021)
Property and equipment	(3,070,161)	(1,496,404)	(229,494)
Bank owned life insurance	—	(15,000,000)	—
Proceeds from:
Maturities of mortgage-backed securities available for sale	—	1,211,522	221,147
Sales and maturities of investments available for sale	29,077,688	599,000	36,495,000
Principal repayments of mortgage-backed securities
held to maturity	11,144,060	22,864,351	8,989,832
Principal repayments of mortgage-backed securities
available for sale	15,022,609	20,374,332	29,444,915
Redemption of Federal Home Loan Bank stock	3,154,099	5,108,000	2,500,221
Net cash used in investing activities	(61,592,505)	(131,391,625)	(100,247,623)

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits and savings accounts	(17,033,871)	(7,456,352)	26,366,205
Net increase in certificate accounts	102,852,407	103,349,319	16,257,680
Net increase in other borrowed money	1,667,311	3,248,428	4,184,605
Advances from Federal Home Loan Bank	1,003,535,000	517,801,820	352,275,000
Repayments of advances from Federal Home Loan Bank	(1,008,686,679)	(487,023,242)	(355,340,249)
Net increase (decrease) in advances from borrowers
for taxes and insurance	239,996	337,163	(88,150)
Proceeds from stock issuance, net of conversion costs and
acquisition of stock for deferred compensation plans trust	—	—	68,181,436
Capitalization of mutual holding company	—	—	(100,000)
Excess tax benefit from stock-based compensation	49,189	—	—
Acquisition of stock for ESOP and RRP	—	(9,024,114)	(2,046,137)
Purchase of treasury stock	(8,317,848)	—	—
Payment of cash dividend	(3,439,214)	(2,294,802)	—
Net cash provided by financing activities	70,866,291	118,938,220	109,690,390
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,851,011	(5,581,591)	13,600,207
CASH AND CASH EQUIVALENTS—Beginning of year	27,714,241	33,295,832	19,695,625
CASH AND CASH EQUIVALENTS—End of year	$44,565,252	$27,714,241	$33,295,832
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and other borrowings	$26,673,093	$17,999,636	$14,242,449
Income taxes	$3,125,000	$3,000,000	$2,350,000
Release of stock from deferred compensation plans trust	$760	$24,200	$—

See notes to consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.	NATURE OF OPERATIONS

Abington Community Bancorp, Inc. (the “Company”) is a Pennsylvania corporation, which was organized to be a mid-tier holding company for Abington Savings Bank. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). The Company was organized in conjunction with the Bank’s reorganization from the mutual savings bank to the mutual holding company structure in December 2004. Abington Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Abington Mutual Holding Company owns approximately 57% of the Company’s outstanding common stock. The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiaries, ASB Investment Co., Keswick Services II and its wholly owned subsidiaries, and Abington Corp.

The Bank’s executive offices are in Jenkintown, Pennsylvania, with nine other branches and five limited service facilities located in nearby Montgomery, Bucks and Delaware County neighborhoods. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans that include residential mortgage, commercial, consumer and construction loans. The principal business of ASB Investment Co. is to hold certain investment securities for the Bank. Keswick Services II and its subsidiaries manage the Bank’s real estate, including real estate rentals. Abington Corp. is a dormant subsidiary.

On November 30, 2006, the Company announced that the Company, the Bank and Abington Mutual Holding Company had adopted a plan to convert from the mutual holding company structure to a full stock-form holding company structure. For further information, see Note 20.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant estimates are the allowance for loan losses, the assessment of other-than-temporary impairment of investment and mortgage-backed securities and deferred income taxes.

Cash and Cash Equivalents—For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and interest-bearing deposits with banks, commercial paper and liquid money market funds with original maturities of three months or less.

Investment and Mortgage-Backed Securities—Debt and equity securities are classified and accounted for as follows:

Held to Maturity—Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balances, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and in the yield of alternative investments, are classified as available for sale. These assets are carried at fair value. Fair value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of stockholders’ equity until realized. Realized gains and losses on the sale of investment and mortgage-backed securities are reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold.

Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. No impairment charge was recognized during the years ended December 31, 2006 and 2004. During the year ended December 31, 2005, the Company recognized an impairment charge of approximately $73,000 to write-down the carrying values of two securities.

Allowance for Loan Losses—The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs (net of recoveries). The allowance is maintained at a level that management considers adequate to provide for losses based upon evaluation of the known and inherent risks in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, the volume and composition of lending conducted by the Company, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio.

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

The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Impairment losses are included in the provision for loan losses.

Derivative Financial Instruments—The Company recognizes all derivatives as either assets or liabilities in the statements of financial condition and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company previously entered into interest rate cap and swap agreements in order to manage its exposure to fluctuations in interest rates on a portion of its fixed rate loans and variable rate deposits. The agreements did not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Gains and losses in the fair value of the cap and swap agreements, as well as amounts paid or received under the agreements, are recognized in a separate line item, gain (loss) on derivative instruments, net, included in non-interest income in the Company’s consolidated statements of income during the period in which they accrue. The Company does not hold any derivative financial instruments for trading purposes.

Loans Held for Sale and Loans Sold—The Company originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Company had no loans classified as held for sale at December 31, 2006 or 2005.

The Company assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. At December 31, 2006 and 2005, mortgage servicing rights of $55,000 and $61,000, respectively, were included in other assets. No valuation allowance was deemed necessary for any of the periods presented.

Amortization of the servicing asset totaled $6,000, $11,000 and $19,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Real Estate Owned—Real estate properties acquired through foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. Net revenue and expenses from operations and additions to the valuation allowance are included in gain or loss on foreclosed real estate.

Real Estate Investment—Real estate investment is carried at lower of cost, including cost of improvements, or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed.

Property and Equipment—Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the related assets, which range from 5 years for software, computer equipment and automobiles to 45 years for buildings. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized.

Bank Owned Life Insurance (“BOLI”)— In March 2005, the Company purchased $15 million in Bank Owned Life Insurance as a mechanism for funding various employee benefit costs. The Company is the beneficiary of these policies that insure the lives of certain officers of its subsidiaries. The Company has recognized the cash surrender value under the insurance policies as an asset in the consolidated statements of financial condition. Changes in the cash surrender value are recorded in non-interest income in the consolidated statements of income.

Other Borrowed Money—The Company enters into overnight repurchase agreements with commercial checking account customers. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of financial condition. Securities pledged as collateral under agreements to repurchase are reflected as assets in the consolidated statements of financial condition.

Loan Origination and Commitment Fees—The Company defers loan origination and commitment fees, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the level-yield method.

Interest on Loans—The Company recognizes interest on loans on the accrual basis. Income recognition is generally discontinued when a loan becomes 90 days or more delinquent. Any interest previously accrued is deducted from interest income. Such interest ultimately collected is credited to income when collection of principal and interest is no longer in doubt.

Income Taxes—Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Income—The Company presents as a component of comprehensive income the amounts from transactions and other events which currently are excluded from the consolidated statements of income and are recorded directly to stockholders’ equity. These amounts consist of unrealized holding gains (losses) on available for sale securities and unrecognized deferred costs of the Company’s defined benefit pension plan.

The components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2006	2005	2004

Net unrealized gain (loss) on securities arising
during the year	$700,183	$(1,868,029)	$(770,137)
Plus: reclassification adjustment for net losses
included in net income, net of tax benefit of
$204 in 2006 and $24,650 in 2005	397	47,850	—

Net unrealized gain (loss) on securities	$700,580	$(1,820,179)	$(770,137)

The components of accumulated other comprehensive loss are as follows:

	December 31,
	2006	2005	2004

Net unrealized loss on securities	$(2,081,848)	$(2,782,428)	$(962,249)
Unrecognized deferred costs of defined benefit plan	(528,552)	—	—

Total accumulated other comprehensive loss	$(2,610,400)	$(2,782,428)	$(962,249)

Treasury Stock and Unallocated Common Stock—Stock held in treasury by the Company, including unallocated stock held by certain benefit plans, is accounted for using the cost method which treats stock held in treasury as a reduction to total stockholders’ equity.

Share-Based Compensation—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R were adopted by the Company as of July 1, 2005.

The Company has two stock-based compensation plans, the 2005 Recognition and Retention Plan and the 2005 Stock Option Plan. Share awards were first issued under these plans in July 2005. These plans are more fully described in Note 14.

The Company also has an employee stock ownership plan (“ESOP”). This plan is more fully described in Note 14. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned. For purposes of computing basic and diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are not considered outstanding. Dividends paid on unallocated shares are used to pay debt service.

Earnings per share—Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the year ended December 31, 2006, there were no antidilutive CSEs. For the year ended December 31, 2005, there were 643,250 antidilutive CSEs, representing 100% of the outstanding options. Earnings per share were calculated as follows:

	Year Ended December 31,
	2006		2005
	Basic	Diluted	Basic	Diluted

Net income	$6,802,248	$6,802,248	$6,302,331	$6,302,331
Weighted average shares outstanding	14,745,243	14,745,243	15,290,391	15,290,391
Effect of common share equivalents	—	251,112	—	86,658
Adjusted weighted average shares used
in earnings per share computation	14,745,243	14,996,355	15,290,391	15,377,049

Earnings per share	$0.46	$0.45	$0.41	$0.41

Recent Accounting Pronouncements—In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this guidance on January 1, 2007. The adoption did not have any effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Asset- An Amendment of FASB Statement No. 140. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The Company adopted this statement effective January 1, 2007. The adoption did not have a material effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this Interpretation on January 1, 2007.  The adoption did not have any effect on the Company's financial position or results of operations.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is continuing to evaluate the impact of this consensus, which will require the Company to recognize an additional liability and compensation expense related to our BOLI policies.

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under the insurance contract. EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. The Company is continuing to evaluate the impact of this consensus, but does not expect that the guidance will have a material effect on the Company’s consolidated financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of December 31, 2006.

The Company maintains a nonqualified, unfunded, defined benefit pension plan for the Board of Directors and certain officers that is more fully described in Note 14. The incremental effect of applying SFAS No. 158 to this plan on individual line items in the consolidated statement of financial condition as of December 31, 2006 is as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Deferred tax asset	$2,536,432	$272,284	$2,808,716
Total assets	924,913,998	272,284	925,186,282
Accounts payable and accrued expenses	4,078,549	800,836	4,879,385
Total liabilities	810,283,222	800,836	811,084,058
Accumulated other comprehensive loss	(2,081,848)	(528,552)	(2,610,400)
Total stockholders' equity	114,630,776	(528,552)	114,102,224

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company adopted SAB No. 108 as of December 31, 2006, and such adoption had no impact on our reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No.157. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position or results of operations.

Reclassifications—Certain items in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the presentation in the 2006 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

3.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2006 and 2005, these reserve balances amounted to $4.3 million and $5.8 million, respectively.

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Municipal bonds	$20,393,430	$66,540	$(30,394)	$20,429,576
Total debt securities	$20,393,430	$66,540	$(30,394)	$20,429,576

	Available for sale December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Agency bonds	$71,492,107	$24,640	$(1,286,913)	$70,229,834
Corporate bonds and commercial paper	499,646	—	(2,926)	496,720
Certificates of deposit	785,000	—	—	785,000
Total debt securities	72,776,753	24,640	(1,289,839)	71,511,554
Equity securities:
Common stock	10	465	—	475
Mutual funds	3,058,135	—	(81,109)	2,977,026
Total equity securities	3,058,145	465	(81,109)	2,977,501
Total	$75,834,898	$25,105	$(1,370,948)	$74,489,055

	Held to Maturity December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Municipal bonds	$20,395,593	$57,765	$(136,583)	$20,316,775
Total debt securities	$20,395,593	$57,765	$(136,583)	$20,316,775

	Available for sale December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Agency bonds	$74,990,878	$17,500	$(1,888,453)	$73,119,925
Corporate bonds	999,457	—	(1,412)	998,045
Municipal bonds	180,000	275	—	180,275
Certificates of deposit	1,183,000	—	—	1,183,000
Total debt securities	77,353,335	17,775	(1,889,865)	75,481,245
Equity securities:
Common stock	10	380	—	390
Mutual funds	3,422,260	—	(75,199)	3,347,061
Total equity securities	3,422,270	380	(75,199)	3,347,451
Total	$80,775,605	$18,155	$(1,965,064)	$78,828,696

During the year ended December 31, 2006 a gross loss of approximately $600 was recognized on the sale of certain available for sale equity securities. Proceeds from this sale were approximately $500,000. There were no sales of debt or equity securities during the years ended December 31, 2005 and 2004.

No impairment charge was recognized during the years ended December 31, 2006 and 2004. During the year ended December 31, 2005, the Company recognized an impairment charge of approximately $73,000 to write-down the carrying values of two equity securities. The determination of impairment was made based on an analysis of all the quantitative and qualitative characteristics of the securities taken as whole, including the magnitude and duration of the decline in value and the nature of the investments.

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

	December 31, 2006
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$16,799,000	$16,619,390	$—	$—
Due after one year through five years	43,985,645	43,472,144	—	—
Due after five years through ten years	9,992,108	9,421,900	—	—
Due after ten years	2,000,000	1,998,120	20,393,430	20,429,576

Total	$72,776,753	$71,511,554	$20,393,430	$20,429,576

The table below sets forth investment securities which have unrealized loss positions as of December 31, 2006:

	Less than 12 months		More than 12 months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities held to maturity:
Municipal bonds	$(26,015)	$5,877,674	$(4,379)	$501,090

Total securities held to maturity	(26,015)	5,877,674	(4,379)	501,090
Securities available for sale:
Agency bonds	(3,120)	3,996,880	(1,283,793)	54,208,315
Other securities	—	—	(84,035)	3,473,746

Total securities available for sale	(3,120)	3,996,880	(1,367,828)	57,682,061

Total	$(29,135)	$9,874,554	$(1,372,207)	$58,183,151

The table below sets forth investment securities which have unrealized loss positions as of December 31, 2005:

	Less than 12 months		More than 12 months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities held to maturity:
Municipal bonds	$(136,583)	$11,922,095	$—	$—

Total securities held to maturity	(136,583)	11,922,095	—	—
Securities available for sale:
Agency bonds	(195,180)	13,304,820	(1,693,273)	57,797,605
Other securities	(1,136)	498,925	(75,475)	3,345,896

Total securities available for sale	(196,316)	13,803,745	(1,768,748)	61,143,501

Total	$(332,899)	$25,725,840	$(1,768,748)	$61,143,501

On at least a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At December 31, 2006, investment securities in a gross unrealized loss position for twelve months or longer consist of 27 securities having an aggregate depreciation of 2.3% from the Company’s amortized cost basis. Investment securities in a gross unrealized loss position for less than twelve months at December 31, 2006, consist of 15 securities having an aggregate depreciation of 0.3% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and (with the exception of equity securities) they are on securities that have contractual maturity dates. The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

5.	MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
FNMA pass-through certificates	$24,298,423	$—	$(969,362)	$23,329,061
FHLMC pass-through certificates	17,103,783	—	(853,654)	16,250,129
Collateralized mortgage obligations	14,741,413	28,704	(392,292)	14,377,825
Total	$56,143,619	$28,704	$(2,215,308)	$53,957,015

	Available for sale December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
GNMA pass-through certificates	$424,074	$10,308	$(743)	$433,639
FNMA pass-through certificates	9,726,032	37,334	(184,091)	9,579,275
FHLMC pass-through certificates	64,665,295	120,584	(1,627,920)	63,157,959
Collateralized mortgage obligations	5,015,865	3,346	(167,290)	4,851,921
Total	$79,831,266	$171,572	$(1,980,044)	$78,022,794

	Held to Maturity December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

FNMA pass-through
certificates	$28,447,912	$—	$(918,204)	$27,529,708
FHLMC pass-through
certificates	20,209,129	—	(743,308)	19,465,821
Collateralized mortgage
obligations	18,753,694	39,195	(283,163)	18,509,726

Total	$67,410,735	$39,195	$(1,944,675)	$65,505,255

	Available for sale December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

GNMA pass-through
certificates	$583,131	$17,217	$(1,226)	$599,122
FNMA pass-through
certificates	10,626,026	59,644	(151,016)	10,534,654
FHLMC pass-through
certificates	64,913,936	76,092	(2,099,759)	62,890,269
Collateralized mortgage
obligations	6,089,177	3,544	(173,387)	5,919,334

Total	$82,212,270	$156,497	$(2,425,388)	$79,943,379

There were no sales of mortgage-backed securities during the years ended December 31, 2006, 2005 and 2004.

No impairment charge was recognized on mortgage-backed securities during the years ended December 31, 2006, 2005 and 2004.

The table below sets forth mortgage-backed securities which have unrealized loss positions as of December 31, 2006:

	Less than 12 months		More than 12 months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities held to maturity:
FNMA pass-through
certificates	$—	$—	$(969,362)	$23,329,063
FHLMC pass-through
certificates	—	—	(853,654)	16,250,129
Collateralized mortgage
obligations	(111,660)	3,871,654	(280,632)	9,839,646

Total securities held to maturity	(111,660)	3,871,654	(2,103,648)	49,418,838

Securities available for sale:
GNMA pass-through
certificates	—	—	(743)	80,548
FNMA pass-through
certificates	(263)	34,026	(183,828)	6,426,884
FHLMC pass-through
certificates	(3,247)	1,644,371	(1,624,673)	52,967,849
Collateralized mortgage
obligations	—	—	(167,290)	4,767,131

Total securities available for sale	(3,510)	1,678,397	(1,976,534)	64,242,412

Total	$(115,170)	$5,550,051	$(4,080,182)	$113,661,250

The table below sets forth mortgage-backed securities which have unrealized loss positions as of December 31, 2005:

	Less than 12 months		More than 12 months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities held to maturity:
FNMA pass-through
certificates	$(124,140)	$9,309,491	$(794,064)	$18,220,217
FHLMC pass-through
certificates	(325,995)	9,889,436	(417,313)	9,576,385
Collateralized mortgage
obligations	(283,163)	11,509,933	—	—

Total securities held to maturity	(733,298)	30,708,860	(1,211,377)	27,796,602

Securities available for sale:
GNMA pass-through
certificates	(1,226)	126,544	—	—
FNMA pass-through
certificates	(29,704)	4,311,626	(121,312)	3,527,004
FHLMC pass-through
certificates	(539,147)	26,123,727	(1,560,612)	33,299,429
Collateralized mortgage
obligations	(130,316)	4,144,716	(43,071)	1,669,510

Total securities available for sale	(700,393)	34,706,613	(1,724,995)	38,495,943

Total	$(1,433,691)	$65,415,473	$(2,936,372)	$66,292,545

On at least a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At December 31, 2006, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consist of 47 securities having an aggregate depreciation of 3.5% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months at December 31, 2006, consist of 6 securities having an aggregate depreciation of 2.0% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company previously entered into interest rate cap and swap agreements in order to manage its exposure to fluctuations in interest rates on a portion of its fixed rate loans and variable rate deposits.

At December 31, 2006 and 2005, the Company was not party to any cap or swap agreements. The Company was previously party to two swap agreements with terms expiring in June 2005 and December 2005, respectively.

The swaps we held in 2005 and 2004 did not qualify as hedges under SFAS No. 133. As such, the fair value of the interest rate swaps were reflected as a liability in the consolidated statements of financial condition when in existence with the offset recorded in loss on derivative instruments, net in the consolidated statements of income. Amounts paid or received under the cap or swap agreement were recognized in gain (loss) on derivative instruments, net in the Company’s consolidated statements of income during the period in which they accrued. During the year ended December 31, 2005, the Company received $13,000 from the contra parties under the agreements. During the year ended December 31, 2004, the Company paid $641,000 to the contra parties under the agreements. In addition, the unrealized gains on derivatives recognized in gain (loss) on derivative instruments, net in the Company’s consolidated statements of income were $85,000 and $501,000 for the years ended December 31, 2005 and 2004, respectively. No interest was received from or paid to the contra party during, and no unrealized gains or losses were recognized for, the year ended December 31, 2006.

7.	LOANS RECEIVABLE—NET

Loans receivable consist of the following:

	December 31,
	2006	2005
One-to four-family residential	$375,743,476	$323,709,542
Multi-family residential and commercial	92,427,910	76,646,911
Construction	134,976,214	132,789,343
Home equity lines of credit	33,953,399	41,063,321
Commercial business loans	11,416,252	10,974,955
Consumer non-real estate loans	4,399,778	4,711,519

Total loans	652,917,029	589,895,591

Less:
Construction loans in process	(45,338,523)	(57,690,327)
Deferred loan fees, net	(912,913)	(1,263,545)
Allowance for loan losses	(1,602,613)	(1,454,510)

Loans receivable—net	$605,062,980	$529,487,209

Our one- to four-family residential loans also include some loans to local businessmen for a commercial purpose, but which are secured by liens on the borrower’s residence.

The Bank has sold and is servicing for others loans in the amounts of approximately $14.8 million and $13.6 million at December 31, 2006 and 2005, respectively. These loan balances are excluded from the Company’s consolidated financial statements. At December 31, 2006 and 2005, mortgage servicing rights of $55,000 and $61,000, respectively, were included in other assets. No valuation allowance was deemed necessary for any of the periods presented.

Certain officers and directors have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties along with an analysis of the activity is summarized as follows:

	Year Ended December 31,
	2006	2005	2004

Balance—beginning of year	$894,440	$927,514	$1,241,595
Additions	1,423,510	89,566	229,878
Repayments	(222,198)	(122,640)	(543,959)

Balance—end of year	$2,095,752	$894,440	$927,514

The Bank grants loans primarily to customers in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Following is a summary of changes in the allowance for loan losses:

	Year Ended December 31,
	2006	2005	2004

Balance—beginning of year	$1,454,510	$1,412,697	$1,455,889
Provision for loan losses	185,521	25,000	45,000
Charge-offs	(55,460)	(69,774)	(146,736)
Recoveries	18,042	86,587	58,544
Charge-offs/recoveries—net	(37,418)	16,813	(88,192)

Balance—end of year	$1,602,613	$1,454,510	$1,412,697

The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. As of December 31, 2006, 2005 and 2004, the recorded investment in loans that are considered to be impaired was as follows:

	2006	2005	2004

Impaired collateral-dependent loans	$2,346,896	$2,885,364	$—
Average impaired loan balance	$709,639	$94,861	$41,828
Interest income recognized on
impaired loans	$65,955	$—	$—

As a result of the Company’s measurement of impaired loans, no allowance for loan losses was established for the $2.3 million of total impaired loans at December 31, 2006. These loans represent three commercial and two construction loans made to one borrower. The loans were placed on non-accrual status as certain loans had become over 90 days delinquent. We have obtained a confessed judgment against the borrower, which provides us with additional collateral securing the loans. We also obtained current appraisals of the underlying collateral properties, which support the full value of the loans. Based on the value of the properties, as well as the additional collateral available, we do not expect to incur any losses on the loans to this borrower.

Non-accrual loans (which consist of smaller balance, homogeneous loans) at December 31, 2006 and 2005 amounted to approximately $2.3 million and $2.9 million, respectively. There were no non-accrual loans outstanding at December 31, 2004. Commercial loans and commercial real estate loans are placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on non-accrual only when the loan is 90 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at December 31, 2006, 2005 and 2004 amounted to approximately $2.6 million, $2.9 million, and $227,000, respectively.

Interest payments on impaired loans and non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the year ended December 31, 2006, approximately $66,000 in cash basis interest income was recognized. For the years ended December 31, 2005 and 2004, no cash basis interest income was recognized. Interest income foregone on non-accrual loans was $68,000, $20,000 and $5,000 for years ended December 31, 2006, 2005, and 2004, respectively.

8.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following:

	December 31,
	2006	2005

Investments and interest-bearing deposits	$1,003,718	$730,677
Mortgage-backed securities	494,166	538,723
Loans receivable	2,867,651	2,205,950

Total	$4,365,535	$3,475,350

9.	PROPERTY AND EQUIPMENT

Property and equipment is summarized by major classifications as follows:

	December 31,
	2006	2005

Land and buildings	$5,224,716	$4,220,125
Leasehold improvements	4,616,435	3,102,688
Furniture and fixtures	5,435,321	4,883,498

Total	15,276,472	12,206,311
Accumulated depreciation	(6,367,562)	(5,696,167)

Total property and equipment, net of
accumulated depreciation	$8,908,910	$6,510,144

Certain office facilities and equipment are leased under various operating leases. The leases range in terms from 1 year to 20 years, some of which include renewal options as well as specific provisions relating to rent increases. Rent expense on those lease agreements that contain incremental increases in rent is recognized on a straight-line basis over the life of the lease. Rental expense under operating leases was approximately $604,000, $833,000, and $427,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Future minimum annual rental payments required under non-cancelable operating leases are as follows:

December 31, 2006

2007	$713,400
2008	670,699
2009	571,058
2010	589,247
2011	556,133
Thereafter	3,864,829

$6,965,366

10.	DEPOSITS

Deposits consist of the following major classifications:

	December 31,
	2006		2005
Type of Account	Amount	Percent	Amount	Percent

Certificates	$388,973,104	66.3%	$286,120,697	57.1%
NOW and MMDA	118,080,006	20.1	119,572,302	23.9
Passbook and club	79,948,450	13.6	95,490,025	19.0

Total	$587,001,560	100.0%	$501,183,024	100.0%

The weighted average rate paid on deposits at December 31, 2006 and 2005, was 3.43% and 2.43%, respectively. Deposits in amounts greater than $100,000 were approximately $227.3 million and $140.4 million at December 31, 2006 and 2005, respectively, of which approximately $150.7 million and $76.0 million were due in one year or less at December 31, 2006 and 2005, respectively.

A summary of certificates by maturities is as follows:

	December 31,
	2006		2005
	Amount	Percent	Amount	Percent

One year or less	$260,644,567	67.0%	$161,157,332	56.3%
One through three years	103,602,599	26.7	97,187,051	34.0
Three through five years	10,636,861	2.7	14,272,219	5.0
Over five years	14,089,077	3.6	13,504,095	4.7

Total	$388,973,104	100.0%	$286,120,697	100.0%

11.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank consist of the following:

	December 31,
	2006		2005
Maturing Period	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate

1 to 12 months	$33,680,860	4.86%	$11,616,290	3.74%
13 to 24 months	40,860,721	3.05	29,836,998	4.03
25 to 36 months	11,761,967	4.68	48,972,133	4.14
37 to 48 months	40,207,115	5.58	16,012,531	4.57
49 to 60 months	44,350,720	5.24	42,051,697	5.53
Over 60 months	25,431,890	4.47	52,955,303	4.45

Total	$196,293,273	4.65%	$201,444,952	4.51%

The advances are collateralized by all of the Federal Home Loan Bank stock and substantially all qualifying first mortgage loans and mortgage-backed securities. The weighted average interest rate on FHLB advances was 4.65% and 4.51% at December 31, 2006 and 2005, respectively. The average balance outstanding was approximately $201.8 million and $192.2 million for the years ended December 31, 2006 and 2005 respectively. The maximum amount outstanding at any month-end was $211.7 million and $212.6 million for the years ended December 31, 2006 and 2005, respectively.

12.	OTHER BORROWED MONEY

During the years ended December 31, 2006 and 2005, the Bank entered into overnight repurchase agreements with commercial checking account customers. At December 31, 2006 and 2005, the amounts outstanding were $17.8 million and $16.1 million, respectively. Interest expense on customer repurchase agreements was $838,000, $462,000, and $116,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Collateral for customer repurchase agreements was mortgage-backed securities. The market value of the collateral was approximately equal to the amounts outstanding. The weighted average interest rate on other borrowed money was 4.90% and 3.88% at December 31, 2006 and 2005, respectively. The average balance outstanding was approximately $20.2 million for the years ended December 31, 2006 and 2005 respectively. The maximum amount outstanding at any month-end was $25.7 million and $25.0 million for the years ended December 31, 2006 and 2005, respectively.

13.	INCOME TAXES

The income tax provision consists of the following:

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$2,941,313	$2,904,388	$2,127,036
State	—	—	(5,933)

Total current	2,941,313	2,904,388	2,121,103
Deferred—Federal	(249,137)	(397,464)	146,326

Total income tax provision	$2,692,176	$2,506,924	$2,267,429

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of 34% to income before income taxes:

	Year Ended December 31,
	2006	2005	2004

	Amount	Amount	Amount

At statutory rate	$3,228,104	$2,995,147	$2,319,718
Adjustments resulting from:
State tax—net of federal tax benefit	—	—	(3,916)
Tax-exempt loan and investment income	(411,350)	(282,942)	(50,822)
Income on bank owned life insurance	(233,002)	(169,646)	—
Other	108,424	(35,635)	2,449

Total	$2,692,176	$2,506,924	$2,267,429

Effective income tax rate	28.4%	28.5%	33.2%

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	December 31,
	2006	2005

Deferred tax assets:
Allowance for loan losses	$544,888	$494,533
Deferred compensation	1,503,835	1,136,056
Write-down of impaired investments	—	23,800
Unrealized loss on securities available-for-sale	1,072,467	1,433,372
Property and equipment	19,157	—

Total deferred tax assets	3,140,347	3,087,761

Deferred tax liabilities:
Property and equipment	—	(105,635)
Deferred loan fees	(313,063)	(313,175)
Other	(18,568)	(20,751)

Total deferred tax liabilities	(331,631)	(439,561)

Net deferred tax asset	$2,808,716	$2,648,200

The Bank uses the specific charge-off method for computing reserves for bad debts. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at December 31, 2006 and 2005 include approximately $3,250,000 representing bad debt deductions for which no deferred income tax has been provided. This amount represents the Bank’s bad debt reserve as of the base year and is not subject to recapture as long as the Bank continues to carry on the business of banking.

14.	PENSION AND PROFIT SHARING PLANS

Deferred Compensation Plans

The Company maintains an executive deferred compensation plan for selected executive officers under which the Board of Directors may elect to contribute a portion of the Company’s net profits. In December 2005, the Board of Directors elected to freeze this plan retroactive to January 1, 2005, such that no further contributions will be made on behalf of the executive officers under the plan. The Board of Directors took this action upon its review of the total compensation programs available to the Company’s employees, including the increased benefits available as a result of the mutual holding company reorganization completed in December 2004 and the adoption of equity compensation plans by the Company’s shareholders in June 2005. The Company also maintains a board of directors deferred compensation plan into which the Board of Directors may elect to contribute a percentage of their board fees. The expense relating to these plans was approximately $2,000, $38,000, and $159,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The liability for these plans at December 31, 2006 and 2005, was approximately $1.2 million and $1.3 million, respectively.

Supplemental Retirement Plan

The Company maintains a nonqualified, unfunded, defined benefit pension plan for the Board of Directors and certain officers. The funded status of the plan is as follows:

	December 31,
	2006	2005

Fair value of plan assets	$—	$—
Benefit obligations	2,552,581	2,448,220
Funded status	$(2,552,581)	$(2,448,220)

Amounts not yet recognized:
Unrecognized net loss	—	226,022
Unrecognized prior service cost	—	815,234
Net amount recognized	$(2,552,581)	$(1,406,964)

Amounts related to the plan have been recognized in the balance sheet in accumulated other comprehensive loss, net of tax, as follows:

	December 31,
	2006	2005
Amount recognized in accumulated
other comprehensive loss for:
Net actuarial loss	$70,968	$—
Prior service cost	457,584	—
Total recognized in accumulated
other comprehensive loss	$528,552	$—

The components of net periodic pension cost and other changes in the amounts recognized in accumulated other comprehensive loss are as follows:

	Year Ended December 31,
	2006	2005	2004
Components of net periodic pension cost:
Service cost	$128,874	$107,755	$99,056
Interest cost	130,132	131,324	116,503
Expected return on assets	—	—	—
Amortization of prior service cost	121,925	121,925	121,925
Net periodic pension cost	$380,931	$361,004	$337,484

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss:
SFAS No. 158 recognition of deferred costs, net of tax benefit of $272,284	528,552	—	—

Total recognized in accumulated other comprehensive income	528,552	—	—

Total recognized in net periodic pension cost and accumulated other comprehensive loss	$909,483	$361,004	$337,484

The following weighted average assumptions were used in calculating the net periodic pension cost:

	Year Ended December 31,
	2006	2005	2004

Discount rate	5.55%	5.55%	6.50%
Rate of return on assets	n/a	n/a	n/a
Rate of increase in future board fees/salary levels	4.00%	4.00%	4.00%

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are as follows:

Prior service cost	$121,925
Total amount recognized	$121,925

401(k) Plan

The Company also maintains a 401(k) retirement plan for substantially all of its employees. Certain senior officers of the Bank have been designated as Trustees of the 401(k) plan. The Company will match an employee’s contribution up to a maximum of 5% of the employee’s annual gross compensation. For the year ended December 31, 2004, the Company matched 200% of the employee’s contribution. Beginning January 1, 2005, this match was reduced to 100% of the employee’s contribution. Beginning January 1, 2007, this match was again reduced, this time to 50% of the employee’s contribution. The Board of Directors took these actions upon its review of the total compensation programs available to the Company’s employees, including the increased benefits available as a result of the mutual holding company reorganization completed in December 2004 and the anticipated benefits that will be available as a result of the second-step conversion in 2007. The expense incurred for this plan was approximately $175,000, $181,000, and $330,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Employee Stock Ownership Plan
In 2004, the Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are expected to be released over a 15-year period. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, the ESOP purchased 571,320 shares of the Company’s common stock for approximately $7.4 million or $12.90 per share on average. All purchases were completed by December 31, 2005. No additional shares were purchased in 2006. At December 31, 2006, the ESOP held approximately 533,000 shares with a fair value of $10.2 million. Approximately 38,000 of these shares were committed-to-be-released. At December 31, 2006, the ESOP also held approximately 38,000 allocated shares with a fair value of $731,000. During the years ended December 31, 2006 and 2005, approximately 38,000 shares were committed to be released to participants each year resulting in recognition of approximately $563,000 and $475,000 in compensation expense, respectively. These shares were subsequently released to participants’ accounts in the first quarter of 2007 and 2006, respectively. During the year ended December 31, 2004, no shares were committed to be released and no expense was recognized.

Rabbi Trust
During 2004, the Company established a rabbi trust to fund certain benefit plans. An officer of the Bank has been designated as Trustee of the trust. Approximately 107,000 shares of the Company’s common stock were purchased for $1.1 million by this trust in December 2004 for the benefit of certain officers and directors that acquired shares through our deferred compensation plans. During 2006, the Company began a dividend reinvestment plan through which approximately 700 shares of the Company’s common stock were purchased by participants. As of December 31, 2006, the trust holds approximately 106,000 shares of the Company’s common stock as well as an additional $92,000 in cash. The assets of the trust are sufficient to cover the liabilities of the Company’s executive deferred compensation plan and board of directors deferred compensation plan.

Recognition and Retention Plan
In June 2005, the shareholders of the Company approved the adoption of the 2005 Recognition and Retention Plan (the “RRP”). Certain senior officers of the Bank have been designated as Trustees of the RRP. The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the RRP, the Recognition Plan Trust (the “Trust”) purchased 285,660 shares of the Company’s common stock in the open market for approximately $3.7 million, an average price of $12.95 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the plan, all 285,660 shares acquired by the Trust were granted to certain officers, employees and directors of the Company in July 2005. Approximately 3,000 forfeited shares were reallocated in December 2005. An additional 2,000 forfeited shares were reallocated in November 2006. RRP shares will generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the RRP as of December 31, 2006 and 2005, and changes during the years ended December 31, 2006 and 2005 are presented below:

	Year Ended December 31,
	2006		2005
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value

Nonvested at the beginning of the year	285,660	$12.02	—	$—
Granted	2,000	16.28	288,160	12.02
Vested	(56,732)	12.02	—	—
Forfeited	(2,000)	12.01	(2,500)	12.01
Nonvested at the end of the year	228,928	$12.06	285,660	$12.02

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the years ended December 31, 2006 and 2005, approximately 57,000 and 28,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares. During years ended December 31, 2006 and 2005, approximately $680,000 and $333,000, respectively, was recognized in compensation expense for the plan. During the year ended December 31, 2006, a tax benefit of approximately $281,000 was recognized from the plan. No tax benefit was recognized from the plan during the year ended December 31, 2005. As of December 31, 2006, approximately $2.4 million in additional compensation expense is scheduled to be recognized over the remaining lives of the RRP awards. At December 31, 2006, the weighted average remaining lives of the RRP awards is approximately 3.5 years.

Stock Options
In June 2005, the shareholders of the Company also approved the adoption of the 2005 Stock Option Plan (the “Option Plan”). The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of December 31, 2006, a total of 714,150 shares of common stock have been reserved for future issuance pursuant to the Option Plan of which 48,100 shares remain available for grant.

A summary of the status of the Company’s stock options under the Option Plan as of December 31, 2006 and 2005, and changes during the years ended December 31, 2006 and 2005 are presented below:

	Year Ended December 31,
	2006		2005
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at the beginning of the year	643,250	$12.02	—	$—
Granted	25,150	16.28	646,100	12.02
Exercised	—	—	—	—
Forfeited	(2,350)	12.01	(2,850)	12.01
Outstanding at the end of the year	666,050	$12.18	643,250	$12.02

Exercisable at the end of the year	128,180	$12.02	—	$—

The following table summarizes all stock options outstanding under the Option Plan as of December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
			(in years)
$12.01	636,400	$12.01	8.5	127,280	$12.01
13.35	4,500	13.35	8.9	900	13.35
16.28	25,150	16.28	9.9	—	—
Total	666,050	$12.18	8.6	128,180	$12.02
Intrinsic value	$4,662,350			$917,769

The estimated fair value of options granted during 2006 and 2005 was $4.30 and $2.88 per share, respectively. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

	Year Ended December 31,
	2006	2005

Dividend yield	1.47%	1.67%
Expected volatility	23.38%	23.62%
Risk-free interest rate	4.14 - 4.61%	3.74 - 4.34%
Expected life of options	6 years	3 - 7 years

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

As these were the first option awards provided to employees and directors of the Company, management made certain assumptions regarding the exercise behavior of recipients without the use of any prior exercise behavior as a basis. Assumptions of exercise behavior were made on an individual basis for directors and executive officers and general assumptions were made for the remainder of employees. In making these assumptions, management considered the age and financial status of recipients in addition to other qualitative factors.

For our initial stock option awards granted in July 2005, it was determined that the historical volatility of our stock price would not provide a reliable basis for determining the expected future volatility of our stock price, due to the relatively short time period for which the Company had had its common stock outstanding to the public. Accordingly, management determined that the volatility used in the option pricing model at that time should be based on the volatilities of comparable companies. Management engaged a third party to assist in performing the task of selecting comparable companies and determining the volatility of their stock. The volatility used by the Company was based on the average historical volatilities of these comparable companies. For our stock options awarded in November 2006, a more extensive stock price history was available. Consequently, for these awards it was determined that the historical volatility would be the most reliable estimate of future stock volatility.

During the years ended December 31, 2006 and 2005, approximately $370,000 and $181,000, respectively, was recognized in compensation expense for the Option Plan. No tax benefit was recognized from the plan during either period. At December 31, 2006, approximately $1.4 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense is scheduled to be recognized is approximately 3.5 years.

15.	COMMITMENTS AND CONTINGENCIES

The Bank had approximately $3.6 million in outstanding mortgage loan commitments at December 31, 2006. The commitments are expected to be funded within 90 days with $3.4 million in fixed rates ranging from 5.75% to 6.25%. These loans are not originated for resale. Also outstanding at December 31, 2006 were unused lines of credit totaling approximately $69.1 million.

The Bank had approximately $3.6 million in outstanding mortgage loan commitments at December 31, 2005. The commitments were funded within 90 days with $3.6 million in fixed rates ranging from 5.50% to 6.25%. These loans were not originated for resale. Also outstanding at December 31, 2005 were unused lines of credit totaling approximately $64.0 million.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At December 31, 2006 and December 31, 2005, the Bank had letters of credit outstanding of approximately $16.3 million and $14.1 million, respectively, of which $14.8 million and $12.5 million, respectively, were standby letters of credit. At December 31, 2006 and 2005, the uncollateralized portion of the letters of credit extended by the Bank was approximately $97,000 and $169,000, respectively, of which $97,000 was for standby letters of credit in both years. The current amount of the liability for guarantees under letters of credit is not material as of December 31, 2006 and 2005.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material to our financial position or results of operations.

Among the Company’s contingent liabilities, are exposures to limited recourse arrangements with respect to the sales of whole loans and participation interests. At December 31, 2006, the exposure, which represent a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

16.	REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators, that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2006, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2006 the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier I risk-based, total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Total Capital
(to Risk Weighted Assets)
The Company	$118,228,000	20.29%	$46,616,000	8.00%	N/A	N/A
The Bank	97,686,000	16.77	46,613,000	8.00	$58,266,000	10.00%
Tier I Capital
(to Risk Weighted Assets)
The Company	116,625,000	20.01	23,308,000	4.00	N/A	N/A
The Bank	96,083,000	16.49	23,306,000	4.00	34,959,000	6.00
Tier I Capital
(to Average Assets)
The Company	116,625,000	12.80	36,452,000	4.00	N/A	N/A
The Bank	96,083,000	10.54	36,469,000	4.00	45,587,000	5.00

As of December 31, 2005:
Total Capital
(to Risk Weighted Assets)
The Company	$121,387,000	23.47%	$41,373,000	8.00%	N/A	N/A
The Bank	89,058,000	17.21	41,398,000	8.00	$51,748,000	10.00%
Tier I Capital
(to Risk Weighted Assets)
The Company	119,932,000	23.19	20,686,000	4.00	N/A	N/A
The Bank	87,603,000	16.93	20,699,000	4.00	31,049,000	6.00
Tier I Capital
(to Average Assets)
The Company	119,932,000	14.28	28,045,000	4.00	N/A	N/A
The Bank	87,603,000	10.46	33,496,000	4.00	41,870,000	5.00

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Assets:
Cash and cash equivalents	$44,565	$44,565	$27,714	$27,714
Investment securities	94,882	94,919	99,224	99,145
Mortgage-backed securities	134,166	131,980	147,354	145,449
Loans receivable—net	605,063	606,088	529,487	512,873
FHLB stock	11,241	11,241	11,061	11,061
Accrued interest receivable	4,366	4,366	3,475	3,475

Liabilities:
Deposits	$587,002	$557,384	$501,183	$469,970
Advances from Federal
Home Loan Bank	196,293	195,147	201,445	203,431
Other borrowed money	17,781	17,781	16,114	16,114
Accrued interest payable	2,504	2,504	1,909	1,909
Off balance sheet financial
instruments	—	—	—	—

Cash and Cash Equivalents—For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investment and Mortgage-Backed Securities—The fair value of investment securities and mortgage-backed securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services.

Loans Receivable—The fair value of loans is estimated based on present value using approximate current entry-value interest rates applicable to each category of such financial instruments.

FHLB Stock—Although Federal Home Loan Bank (“FHLB”) Stock is an equity interest in FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

Accrued Interest Receivable—The fair value is considered to be equal to the carrying amount due to the short-term nature of the assets.

Deposits—The fair value of NOW, money market deposits and passbook and club accounts is the amount reported in the consolidated financial statements. The fair value of time certificates is based on a present value estimate using rates currently offered for deposits of similar remaining maturity.

Advances from Federal Home Loan Bank—The fair value is the amount payable on demand at the reporting date.

Other Borrowed Money—The fair value is considered to be equal to the carrying amount due to the short-term nature of the instruments.

Accrued Interest Payable—The fair value is considered to be equal to the carrying amount due to the short-term nature of the liabilities.

Commitments to Extend Credit and Letters of Credit—The majority of the Bank’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2006 and 2005 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

18.	ABINGTON COMMUNITY BANCORP, INC. (PARENT COMPANY ONLY)

Certain condensed financial information follows:

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$13,865,547	$25,639,310
Investment in Abington Bank	93,560,272	84,901,681
Loans receivable	6,658,888	7,007,751
Other assets	17,517	2,025
TOTAL ASSETS	$114,102,224	$117,550,767

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$—	$320,000
Total liabilities	—	320,000

STOCKHOLDERS’ EQUITY

Total stockholders’ equity	114,102,224	117,230,767
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$114,102,224	$117,550,767

STATEMENT OF INCOME

	Year Ended December 31,
	2006	2005
INCOME:
Interest on loans	$361,113	$346,045
Total income	361,113	346,045

EXPENSES:
Professional services	221,300	200,000
Other	185,375	152,000
Total expenses	406,675	352,000
LOSS BEFORE INCOME TAXES	(45,562)	(5,955)
EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	6,832,320	6,306,261
PROVISION FOR INCOME TAXES (BENEFIT)	(15,490)	(2,025)

NET INCOME	$6,802,248	$6,302,331

STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$6,802,248	$6,302,331
Adjustments to reconcile net income to net cash
provided by operating activities:
Undistributed income of subsidiary	(6,832,320)	(6,306,261)
Changes in assets and liabilities which (used) provided cash:
Other assets	(15,492)	(2,025)
Accounts payable and accrued expenses	(320,000)	320,000
Net cash (used in) provided by operating activities	(365,564)	314,045
INVESTING ACTIVITIES:
Principal collected on loans	348,863	466,624
Disbursements for loans	—	(7,474,375)
Net cash provided by (used in) investing activities	348,863	(7,007,751)
FINANCING ACTIVITIES:
Repayments of liabilities	—	(2,138,530)
Purchases of treasury stock	(8,317,848)	—
Payment of cash dividend	(3,439,214)	(2,294,802)
Net cash used in financing activities	(11,757,062)	(4,433,332)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,773,763)	(11,127,038)
CASH AND CASH EQUIVALENTS—Beginning of period	25,639,310	36,766,348

CASH AND CASH EQUIVALENTS—End of period	$13,865,547	$25,639,310

Since Abington Community Bancorp, Inc. was formed on December 16, 2004, no condensed statements of income or cash flows are presented for the period from December 16, 2004 to December 31, 2004 due to the insignificant nature of the balances.

19.	CONVERSION AND REORGANIZATION TO MUTUAL HOLDING COMPANY

On April 21, 2004, the Board of Trustees approved a plan of reorganization by which Abington Bank reorganized from a mutual savings bank to a mutual holding company structure. Upon completion of the reorganization on December 16, 2004, Abington Bank became a wholly owned subsidiary of Abington Community Bancorp, Inc. Abington Mutual Holding Company, a Pennsylvania corporation, became the mutual holding company parent of Abington Community Bancorp, Inc. Abington Mutual Holding Company originally owned 55% of Abington Community Bancorp, Inc.’s outstanding common stock and, as of December 31, 2006, owned approximately 57% of Abington Community Bancorp, Inc.’s outstanding common stock. In addition to the shares of Abington Community Bancorp, Inc. which it owns, Abington Mutual Holding Company was capitalized with $100,000 in cash.

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

As part of the initial public offering, a rabbi trust, which was established by the Bank to fund certain benefit plans, purchased approximately 107,000 shares of the Company’s common stock for $1.1 million for the benefit of certain officers and directors that acquired shares through our deferred compensation plans.

20.	CONVERSION AND REORGANIZATION TO STOCK HOLDING COMPANY

On November 30, 2006, the Company announced that the Company, the Bank and Abington Mutual Holding Company had adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”), which will result in the Company’s and the Bank’s reorganization from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion, (i) Abington Mutual Holding Company and the Company will, pursuant to an election to be made by the Bank pursuant to Section 10(l) of the Home Owners’ Loan Act, become federally chartered savings and loan holding companies and immediately thereafter each will convert to a federal interim stock association and then merge with and into the Bank, with the Bank being the surviving entity, (ii) the Bank will merge with an interim subsidiary of a newly formed Pennsylvania corporation, Abington Bancorp, Inc. (the “New Holding Company”), (iii) the shares of common stock of the Company held by persons other than Abington Mutual Holding Company (whose shares will be canceled) will be converted into shares of common stock of the New Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, (iv) the Bank will issue all of its capital stock to the New Holding Company, and (v) the New Holding Company will offer and sell shares of the common stock to depositors of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

In connection with the conversion, shares of the Company’s common stock currently owned by Abington Mutual Holding Company will be canceled and new shares of common stock, representing the approximate 57% ownership interest of Abington Mutual Holding Company, will be offered for sale by the New Holding Company. Concurrent with the completion of the offering, the Company’s existing public stockholders will receive shares of the New Holding Company’s common stock for each share of the Company’s common stock they own at that date, based on an exchange ratio to ensure that they will own approximately the same percentage of the New Holding Company’s common stock as they owned of the Company’s common stock immediately prior to the conversion.

The transactions contemplated by the Plan of Conversion are subject to approval by the Company’s stockholders, depositors of the Bank and the OTS, the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation, Special meetings of the Company’s stockholders and the Bank’s depositors will be held to approve the plan, likely in the second quarter of 2007. If the conversion is completed, conversion costs will be netted against the offering proceeds. If the conversion is terminated, such costs will be expensed.

******

SUPPLEMENTARY DATA

SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents summarized consolidated quarterly data for each of the last two years.

Three Months Ended:	December 31,	September 30,	June 30,	March 31,
	(Dollars in thousands, except per share data)
2006
Total interest income	$13,257	$13,075	$12,208	$11,278
Total interest expense	7,664	7,434	6,438	5,732
Net interest income	5,593	5,641	5,770	5,546
Provision for loan losses	58	120	8	—
Net interest income after provision for loan losses	5,535	5,521	5,762	5,546
Total non-interest income	715	715	751	695
Total non-interest expense	4,079	3,864	4,011	3,792
Income before income taxes	2,171	2,372	2,502	2,449
Income taxes	593	666	731	702
Net income	$1,578	$1,706	$1,771	$1,747
Basic earnings per share	$.11	$.12	$.12	$.12
Diluted earnings per share	.11	.12	.12	.11

2005
Total interest income	$11,039	$10,399	$9,666	$8,907
Total interest expense	5,564	5,050	4,433	3,952
Net interest income	5,475	5,349	5,233	4,955
Provision for loan losses	5	20	—	—
Net interest income after provision for loan losses	5,470	5,329	5,233	4,955
Total non-interest income	688	769	762	579
Total non-interest expense	4,053	3,900	3,538	3,485
Income before income taxes	2,105	2,198	2,457	2,049
Income taxes	544	604	721	638
Net income	$1,561	$1,594	$1,736	$1,411
Basic earnings per share	$.10	$.10	$.11	$.09
Diluted earnings per share	.10	.10	.11	.09

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in our definitive proxy statement for the annual meeting of shareholders to be held in May 2007 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission on or before April 30, 2007.

Incorporated by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Conduct and Ethics may be found on the Company’s website at www.abingtonbank.com.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to “Management Compensation” and “Report of the Compensation Committee” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management. Information regarding security ownership of certain beneficial owners and management is incorporated by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

Equity Compensation Plan Information. The following table provides information as of December 31, 2006 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 Stock Option Plan and 2005 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	894,978	(1)	$12.18	(1)	48,100
Equity compensation plans not approved by security holders	—		—		—
Total	894,978		$12.18		48,100

(1)	Includes 228,928 shares subject to restricted stock grants which were not vested as of December 31, 2006. The weighted-average exercise price excludes such restricted stock grants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference to “Management Compensation - Indebtedness of Management and Related Party Transactions” in the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report:

Financial Statements: The Consolidated Financial Statements of Abington Community Bancorp, Inc. and the Reports of Independent Registered Public Accounting Firm thereon, as listed below, have been filed under "Item 8, Financial Statements and Supplementary Data".

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition As of December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(b)   List of Exhibits

No.	Description	Location

3.1	Articles of Incorporation of Abington Community Bancorp, Inc.	(1)

3.2	Bylaws of Abington Community Bancorp, Inc.	(1)

4.0	Form of Stock Certificate of Abington Community Bancorp, Inc.	(1)

10.1*	Employment Agreement between Abington Bancorp, Inc. and Robert W. White, dated December 29, 2006.	(2)

10.2*	Amended and Restated Employment Agreement between Abington Bank and Robert W. White, dated December 29, 2006.	(2)

10.3*	Amended and Restated Employment Agreement between Abington Bank and Edward W. Gormley, dated December 29, 2006.	(2)

10.4*	Amended and Restated Employment Agreement between Abington Bank and Frank Kovalcheck, dated December 29, 2006.	(2)

10.5*	Amended and Restated Employment Agreement between Abington Bank and Jack J. Sandoski, dated December 29, 2006.	(2)

10.6*	Amended and Restated Board of Directors Deferred Compensation Plan	(3)

10.7*	Amended and Restated Executive Deferred Compensation Plan	(3)

10.8*	Supplemental Executive Retirement Plan	(3)

10.9*	Board of Trustees Retirement Plan	(3)

10.10*	Abington Community Bancorp, Inc. 2005 Stock Option Plan	(4)

10.11*	Abington Community Bancorp, Inc. 2005 Recognition and Retention Plan and Trust Agreement	(4)

10.12*	Form of Split Dollar Insurance Agreement by and between Abington Bank and each of Robert W. White, Edward W. Gormley, Frank Kovalcheck and Jack J. Sandoski	Filed Herewith

23.0	Consent of Beard Miller Company LLP	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed Herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed Herewith

32.0	Section 1350 Certifications	Filed Herewith

*  Denotes a management contract or compensatory plan or arrangement

(1)	Incorporated by reference from Abington Community Bancorp’s Registration statement of Form S-1 filed on June 10, 2004 (Registration No. 333-116370)

(2)	Incorporated by reference from Abington Community Bancorp’s Current Report on Form 8-K dated December 27, 2006 and filed on January 4. 2007 (File No. 0-51077)

(3)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 31, 2005 (File No. 0-51077).

(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated as of June 23, 2005 and filed with the SEC on June 27, 2005 (File No. 0-51077).

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

Name	Title	Date

/s/ Robert W. White Robert W. White	Chairman of the Board, President and Chief Executive Officer	March 15, 2007
/s/ Jack J. Sandoski Jack J. Sandoski	Senior Vice President and Chief Financial Officer	March 15, 2007
/s/ Michael F. Czerwonka, III Michael F. Czerwonka, III	Director	March 15, 2007
/s/ A. Stuard Graham, Jr. A. Stuard Graham, Jr.	Director	March 15, 2007
/s/ Jane Margraff Kieser Jane Margraff Kieser	Director	March 15, 2007
/s/ Joseph B. McHugh Joseph B. McHugh	Director	March 15, 2007
/s/ Robert John Pannepacker, Sr. Robert John Pannepacker, Sr.	Director	March 15, 2007