Form 10-Q
period 2007-03-31
Abington Community Bancorp, Inc.
filed 2007-05-15
CIK 1292898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-51077

Abington Community Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	02-0724068
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

180 Old York Road
Jenkintown, Pennsylvania	19046
(Address of Principal Executive Offices)	(Zip Code)

(215) 886-8280
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 7, 2007, 15,288,154 shares of the Registrant’s common stock were outstanding.

ABINGTON COMMUNITY BANCORP, INC.

ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$16,908,221	$22,136,438
Interest-bearing bank balances	30,480,176	22,428,814
Total cash and cash equivalents	47,388,397	44,565,252
Investment securities held to maturity (estimated fair
value—2007, $20,509,646; 2006, $20,429,576)	20,392,890	20,393,430
Investment securities available for sale (amortized cost—
2007, $80,873,244; 2006, $75,834,898)	79,861,772	74,489,055
Mortgage-backed securities held to maturity (estimated fair
value—2007, $52,247,321; 2006, $53,957,015)	54,138,914	56,143,619
Mortgage-backed securities available for sale (amortized cost—
2007, $76,723,280; 2006, $79,831,266)	75,271,962	78,022,794
Loans receivable, net of allowance for loan losses
(2007, $1,598,633; 2006, $1,602,613)	628,953,078	605,062,980
Accrued interest receivable	4,704,277	4,365,535
Federal Home Loan Bank stock—at cost	10,867,100	11,240,700
Cash surrender value - bank owned life insurance	16,362,723	16,184,256
Property and equipment, net	9,575,127	8,908,910
Deferred tax asset	2,667,215	2,808,716
Prepaid expenses and other assets	976,079	3,001,035

TOTAL ASSETS	$951,159,534	$925,186,282

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$49,766,580	$45,186,397
Interest-bearing	566,087,837	541,815,163
Total deposits	615,854,417	587,001,560
Advances from Federal Home Loan Bank	186,474,148	196,293,273
Other borrowed money	19,824,758	17,781,260
Accrued interest payable	5,051,739	2,504,270
Advances from borrowers for taxes and insurance	2,941,919	2,624,310
Accounts payable and accrued expenses	5,410,349	4,879,385

Total liabilities	835,557,330	811,084,058

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued: 15,870,000 shares, outstanding:
15,288,154 shares	158,700	158,700
Additional paid-in capital	69,820,453	69,674,243
Treasury stock—at cost, 581,846 shares	(8,317,848)	(8,317,848)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(6,265,926)	(6,388,788)
Recognition & Retention Plan Trust (RRP)	(2,421,852)	(2,606,781)
Deferred compensation plans trust	(1,062,227)	(1,059,116)
Retained earnings	65,824,780	65,252,214
Accumulated other comprehensive loss	(2,133,876)	(2,610,400)

Total stockholders' equity	115,602,204	114,102,224

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$951,159,534	$925,186,282

See notes to unaudited consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME:
Interest on loans	$10,368,479	$8,717,783
Interest and dividends on investment and
mortgage-backed securities:
Taxable	2,638,797	2,345,812
Tax-exempt	212,727	214,482
Total interest income	13,220,003	11,278,077

INTEREST EXPENSE:
Interest on deposits	5,178,577	3,298,660
Interest on Federal Home Loan Bank advances	2,354,977	2,289,428
Interest on other borrowed money	184,560	144,127

Total interest expense	7,718,114	5,732,215

NET INTEREST INCOME	5,501,889	5,545,862

PROVISION FOR LOAN LOSSES	3,607	-

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,498,282	5,545,862

NON-INTEREST INCOME
Service charges	397,716	408,635
Rental income	7,536	7,636
Income on bank owned life insurance	178,467	166,687
Loss on sale of investment securities	-	(601)
Other income	103,731	112,631

Total non-interest income	687,450	694,988

NON-INTEREST EXPENSES
Salaries and employee benefits	2,327,544	2,121,408
Occupancy	436,810	387,745
Depreciation	184,182	148,919
Professional services	161,614	160,631
Data processing	350,676	324,348
ATM expense	87,559	82,493
Deposit insurance premium	36,832	34,476
Advertising and promotions	95,762	92,981
Other	515,843	438,870

Total non-interest expenses	4,196,822	3,791,871

INCOME BEFORE INCOME TAXES	1,988,910	2,448,979

PROVISION FOR INCOME TAXES	526,478	702,468

NET INCOME	$1,462,432	$1,746,511

BASIC EARNINGS PER COMMON SHARE	$0.10	$0.12
DILUTED EARNINGS PER COMMON SHARE	$0.10	$0.11

BASIC AVERAGE COMMON SHARES OUTSTANDING:	14,600,634	15,026,117
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	14,972,741	15,278,905

See notes to unaudited consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
					Common
					Stock
					Acquired		Accumulated
	Common		Additional		by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stock	Plans	Earnings	Loss	Equity

BALANCE—JANUARY 1, 2007	15,870,000	$158,700	$69,674,243	$(8,317,848)	$(10,054,685)	$65,252,214	$(2,610,400)	$114,102,224

Comprehensive income:
Net income	-	-	-	-	-	1,462,432	-	1,462,432
Net realized holding gain on
available for sale securities
arising during the period, net
of tax expense of $235,118	-	-	-	-	-	-	456,407	456,407
Amortization of unrecognized
prior service costs on defined
benefit pension plan, net
of tax expense of $10,364							20,117	20,117

Comprehensive income								1,938,956

Treasury stock purchased	-	-	-	-	-	-	-
Cash dividends declared,
($.06 per share)	-	-	-	-	-	(889,866)	-	(889,866)
Stock options expense	-	-	97,740	-	-	-	-	97,740
Common stock released from
benefit plans	-	-	48,470	-	310,391	-	-	358,861
Common stock acquired by
benefit plans	-	-	-	-	(5,711)	-	-	(5,711)

BALANCE—
MARCH 31, 2007	15,870,000	$158,700	$69,820,453	$(8,317,848)	$(9,750,005)	$65,824,780	$(2,133,876)	$115,602,204

					Common
					Stock
					Acquired		Accumulated
	Common		Additional		by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stock	Plans	Earnings	Loss	Equity

BALANCE—JANUARY 1, 2006	15,870,000	$158,700	$69,234,964	$-	$(11,269,649)	$61,889,180	$(2,782,428)	$117,230,767

Comprehensive income:
Net income	-	-	-	-	-	1,746,511	-	1,746,511
Net realized holding loss on
available for sale securities
arising during the period, net
of tax benefit of $288,167	-	-	-	-	-	-	(559,383)	(559,383)

Comprehensive income								1,187,128

Treasury stock purchased	-	-	-	(2,662,507)	-	-	-	(2,662,507)
Cash dividends declared,
($.05 per share)	-	-	-	-	-	(761,121)	-	(761,121)
Stock options expense	-	-	90,826	-	-	-	-	90,826
Common stock released from
benefit plans	-	-	(8,975)	-	303,962	-	-	294,987
Common stock acquired by
benefit plans	-	-	-	-	(4,480)	-	-	(4,480)

BALANCE—
MARCH 31, 2006	15,870,000	$158,700	$69,316,815	$(2,662,507)	$(10,970,167)	$62,874,570	$(3,341,811)	$115,375,600

See notes to unaudited consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$1,462,432	$1,746,511
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	3,607	-
Depreciation	184,182	148,919
Share-based compensation expense	454,001	385,813
Loss on sale of investment securities	-	601
Deferred income tax benefit	(103,981)	(12,488)
Amortization of:
Deferred loan fees	(174,832)	(203,177)
Premiums and discounts, net	14,070	39,526
Income from bank owned life insurance	(178,467)	(166,687)
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	(338,742)	(225,767)
Prepaid expenses and other assets	2,024,956	409,419
Accrued interest payable	2,547,469	1,483,766
Accounts payable and accrued expenses	558,334	498,381

Net cash provided by operating activities	6,453,029	4,104,817

INVESTING ACTIVITIES:
Principal collected on loans	29,835,261	48,853,972
Disbursements for loans	(53,554,134)	(49,218,422)
Purchases of:
Mortgage-backed securities available for sale	-	(4,588,086)
Investments available for sale	(9,037,976)	(2,029,827)
Federal Home Loan Bank stock	(205,400)	(651,391)
Property and equipment	(850,399)	(1,538,537)
Proceeds from:
Sales and maturities of investments available for sale	4,000,000	2,999,688
Principal repayments of mortgage-backed securities held to maturity	1,978,898	3,019,079
Principal repayments of mortgage-backed securities available for sale	3,119,893	3,495,714
Redemption of Federal Home Loan Bank stock	579,000	603,291

Net cash (used in) provided by investing activities	(24,134,857)	945,481

FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits and savings accounts	11,375,937	(7,418,285)
Net increase in certificate accounts	17,476,920	19,244,808
Net increase in other borrowed money	2,043,498	348,804
Advances from Federal Home Loan Bank	260,305,000	147,200,000
Repayments of advances from Federal Home Loan Bank	(270,124,125)	(148,350,530)
Net increase in advances from borrowers for taxes and insurance	317,609	213,222
Purchase of treasury stock	-	(2,662,507)
Payment of cash dividend	(889,866)	(761,121)

Net cash provided by financing activities	20,504,973	7,814,391

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,823,145	12,864,689

CASH AND CASH EQUIVALENTS—Beginning of period	44,565,252	27,714,241

CASH AND CASH EQUIVALENTS—End of period	$47,388,397	$40,578,930

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest on deposits and other borrowings	$5,170,645	$4,248,449
Income taxes	$-	$-

See notes to unaudited consolidated financial statements.

ABINGTON COMMUNITY BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation— Abington Community Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was organized to be a mid-tier holding company for Abington Savings Bank. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). The Company was organized in conjunction with the Bank’s reorganization from the mutual savings bank to the mutual holding company structure in December 2004. Abington Mutual Holding Company, a Pennsylvania corporation, is the mutual holding company parent of the Company. Abington Mutual Holding Company owns approximately 57% of the Company’s outstanding common stock and must continue to own at least a majority of the voting stock of the Company. The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiaries, ASB Investment Co., Keswick Services II and its wholly owned subsidiaries, and Abington Corp. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The Bank’s executive offices are in Jenkintown, Pennsylvania, with ten other branches and six limited service facilities located in Montgomery, Bucks and Delaware Counties, Pennsylvania. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans that include residential mortgage, commercial, consumer and construction loans. The principal business of ASB Investment Co. is to hold certain investment securities for the Bank. Keswick Services II and its wholly owned subsidiaries and Abington Corp. are dormant subsidiaries.

On November 30, 2006, the Company announced that the Company, the Bank and Abington Mutual Holding Company had adopted a plan to convert from the mutual holding company structure to a full stock-form holding company structure. For further information, see Note 20 in the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007, or any other period.

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

Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. No impairment charge was recognized during the quarters ended March 31, 2007 and 2006.

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

The components of other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2007	2006

Net unrealized gain (loss) on securities arising during the year	$456,407	$(559,780)
Plus: reclassification adjustment for net losses
included in net income, net of tax benefit of $204 in 2006	-	397

Net unrealized gain (loss) on securities	$456,407	$(559,383)

Amortization of unrecognized prior service cost on
defined benefit pension plan, net of tax	20,117	-

Total other comprehensive income (loss)	$476,524	$(559,383)

The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
	2007	2006

Net unrealized loss on securities	$(1,625,441)	$(2,081,848)
Unrecognized deferred costs of defined benefit plan	(508,435)	(528,552)

Total accumulated other comprehensive loss	$(2,133,876)	$(2,610,400)

Share-Based Compensation—The Company accounts for its share-based compensation awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measures the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

At March 31, 2007, the Company has two share-based compensation plans, the 2005 Recognition and Retention Plan and the 2005 Stock Option Plan. Share awards were first issued under these plans in July 2005. These plans are more fully described in Note 6.

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

Earnings per share—Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2007, there were no antidilutive CSEs. For the three months ended March 31, 2006, there were 640,900 antidilutive CSEs, representing 100% of the outstanding options. Earnings per share were calculated as follows:

	Three Months Ended March 31,,
	2007		2006
	Basic	Diluted	Basic	Diluted

Net income	$1,462,432	$1,462,432	$1,746,511	$1,746,511
Weighted average shares outstanding	14,600,634	14,600,634	15,026,117	15,026,117
Effect of common share equivalents	-	372,107	-	252,788
Adjusted weighted average shares used
in earnings per share computation	14,600,634	14,972,741	15,026,117	15,278,905

Earnings per share	$0.10	$0.10	$0.12	$0.11

Recent Accounting Pronouncements— In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this guidance on January 1, 2007. The adoption did not have any effect on the Company’s financial position or results of operations.

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

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under the insurance contract. EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. The Company adopted this consensus as of January 1, 2007. The adoption did not have a material effect on the Company’s financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement which amends SFAS No. 87 and SFAS No. 106 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that were not yet recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of December 31, 2006.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No.157. We elected not to early adopt the provisions of this statement, and we are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position or results of operations.

Reclassifications—Certain items in the 2006 consolidated financial statements have been reclassified to conform to the presentation in the 2007 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity
	March 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,392,890	$121,269	$(4,513)	$20,509,646

Total debt securities	$20,392,890	$121,269	$(4,513)	$20,509,646

	Available for Sale
	March 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$76,492,415	$43,955	$(975,330)	$75,561,040
Corporate bonds and
commercial paper	499,708	-	(2,493)	497,215
Certificates of deposit	785,000	-	-	785,000

Total debt securities	77,777,123	43,955	(977,823)	76,843,255

Equity securities:
Common stock	10	427	-	437
Mutual funds	3,096,111	-	(78,031)	3,018,080

Total equity securities	3,096,121	427	(78,031)	3,018,517

Total	$80,873,244	$44,382	$(1,055,854)	$79,861,772

	Held to Maturity
	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,393,430	$66,540	$(30,394)	$20,429,576

Total debt securities	$20,393,430	$66,540	$(30,394)	$20,429,576

	Available for Sale
	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$71,492,107	$24,640	$(1,286,913)	$70,229,834
Corporate bonds and
commercial paper	499,646	-	(2,926)	496,720
Certificates of deposit	785,000	-	-	785,000

Total debt securities	72,776,753	24,640	(1,289,839)	71,511,554

Equity securities:
Common stock	10	465	-	475
Mutual funds	3,058,135	-	(81,109)	2,977,026

Total equity securities	3,058,145	465	(81,109)	2,977,501

Total	$75,834,898	$25,105	$(1,370,948)	$74,489,055

During the three months ended March 31, 2006 a gross loss of approximately $600 was recognized on the sale of certain available for sale equity securities. Proceeds from this sale were approximately $500,000. There were no sales of debt or equity securities during the three months ended March 31, 2006.

No impairment charge was recognized on investment securities during the three months ended March 31, 2007 and 2006.

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

	March 31, 2007
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$16,988,000	$16,843,080	$-	$-
Due after one year through five years	48,796,708	48,473,915	-	-
Due after five years through ten years	9,992,415	9,525,000	-	-
Due after ten years	2,000,000	2,001,260	20,392,890	20,509,646

Total	$77,777,123	$76,843,255	$20,392,890	$20,509,646

The table below sets forth investment securities which have an unrealized loss position as of March 31, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(3,953)	$2,062,648	$(560)	$504,815

Total securities held to maturity	(3,953)	2,062,648	(560)	504,815

Securities available for sale:
Government agency securities	$(4,515)	$4,495,485	$(970,815)	$48,521,600
Other securities	-	-	(80,524)	3,515,295

Total securities available for sale	(4,515)	4,495,485	(1,051,339)	52,036,895

Total	$(8,468)	$6,558,133	$(1,051,899)	$52,541,710

The table below sets forth investment securities which have an unrealized loss position as of December 31, 2006:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(26,015)	$5,877,674	$(4,379)	$501,090

Total securities held to maturity	(26,015)	5,877,674	(4,379)	501,090

Securities available for sale:
Agency bonds	(3,120)	3,996,880	(1,283,793)	54,208,315
Other securities	-	-	(84,035)	3,473,746

Total securities available for sale	(3,120)	3,996,880	(1,367,828)	57,682,061

Total	$(29,135)	$9,874,554	$(1,372,207)	$58,183,151

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At March 31, 2007, securities in a gross unrealized loss position for twelve months or longer consisted of 24 securities having an aggregate depreciation of 2.0% from the Company’s amortized cost basis. Securities in a gross unrealized loss position for less than twelve months at March 31, 2007, consisted of 7 securities having an aggregate depreciation of 0.1% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and (with the exception of equity securities) they are on securities that have contractual maturity dates. The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

3.	MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity
	March 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA pass-through certificates	$23,514,240	$-	$(872,386)	$22,641,854
FHLMC pass-through certificates	16,604,570	-	(758,344)	15,846,226
Collateralized mortgage obligations	14,020,104	28,520	(289,383)	13,759,241

Total	$54,138,914	$28,520	$(1,920,113)	$52,247,321

	Available for sale
	March 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$395,958	$12,276	$-	$408,234
FNMA pass-through certificates	9,320,062	43,118	(156,623)	9,206,557
FHLMC pass-through certificates	62,147,622	137,632	(1,361,055)	60,924,199
Collateralized mortgage obligations	4,859,638	3,523	(130,189)	4,732,972

Total	$76,723,280	$196,549	$(1,647,867)	$75,271,962

	Held to Maturity
	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA pass-through certificates	$24,298,423	$-	$(969,362)	$23,329,061
FHLMC pass-through certificates	17,103,783	-	(853,654)	16,250,129
Collateralized mortgage obligations	14,741,413	28,704	(392,292)	14,377,825

Total	$56,143,619	$28,704	$(2,215,308)	$53,957,015

	Available for sale
	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$424,074	$10,308	$(743)	$433,639
FNMA pass-through certificates	9,726,032	37,334	(184,091)	9,579,275
FHLMC pass-through certificates	64,665,295	120,584	(1,627,920)	63,157,959
Collateralized mortgage obligations	5,015,865	3,346	(167,290)	4,851,921

Total	$79,831,266	$171,572	$(1,980,044)	$78,022,794

There were no sales of mortgage-backed securities during the three months ended March 31, 2007 and 2006.

No impairment charge was recognized on mortgage-backed securities during the three months ended March 31, 2007 and 2006.

The table below sets forth mortgage-backed securities which have an unrealized loss position as of March 31, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through certificates	$-	$-	$(872,387)	$22,641,541
FHLMC pass-through certificates	-	-	(758,344)	15,846,226
Real estate mortgage investment conduits	-	-	(289,382)	12,792,900

Total securities held to maturity	-	-	(1,920,113)	51,280,667

Securities available for sale:
FNMA pass-through certificates	$(100)	$23,654	$(156,523)	$6,202,096
FHLMC pass-through certificates	-	-	(1,361,055)	51,149,881
Real estate mortgage investment conduits	-	-	(130,189)	4,651,505

Total securities available for sale	(100)	23,654	(1,647,767)	62,003,482

Total	$(100)	$23,654	$(3,567,880)	$113,284,149

The table below sets forth mortgage-backed securities which have an unrealized loss position as of December 31, 2006:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through certificates	$-	$-	$(969,362)	$23,329,063
FHLMC pass-through certificates	-	-	(853,654)	16,250,129
Collateralized mortgage obligations	(111,660)	3,871,654	(280,632)	9,839,646

Total securities held to maturity	(111,660)	3,871,654	(2,103,648)	49,418,838

Securities available for sale:
GNMA pass-through certificates	-	-	(743)	80,548
FNMA pass-through certificates	(263)	34,026	(183,828)	6,426,884
FHLMC pass-through certificates	(3,247)	1,644,371	(1,624,673)	52,967,849
Collateralized mortgage obligations	-	-	(167,290)	4,767,131

Total securities available for sale	(3,510)	1,678,397	(1,976,534)	64,242,412

Total	$(115,170)	$5,550,051	$(4,080,182)	$113,661,250

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At March 31, 2007, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consisted of 48 securities having an aggregate depreciation of 3.1% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months at March 31, 2007, consisted of one security having depreciation of 0.4% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. There is no exposure to subprime loans in our mortgage-backed securities portfolio. The losses are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

4.	LOANS RECEIVABLE - NET

Loans receivable consist of the following:

	March 31, 2007	December 31, 2006

One-to four-family residential	$388,964,287	$375,743,476
Multi-family residential and commercial	91,858,396	92,427,910
Construction	142,587,323	134,976,214
Home equity lines of credit	29,683,556	33,953,399
Commercial business loans	14,950,115	11,416,252
Consumer non-real estate loans	3,495,724	4,399,778

Total loans	671,539,401	652,917,029

Less:
Construction loans in process	(40,133,326)	(45,338,523)
Deferred loan fees	(854,364)	(912,913)
Allowance for loan losses	(1,598,633)	(1,602,613)

Loans receivable—net	$628,953,078	$605,062,980

Following is a summary of changes in the allowance for loan losses:

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006

Balance—beginning of year	$1,602,613	$1,454,510
Provision for loan losses	3,607	185,521
Charge-offs	(11,110)	(55,460)
Recoveries	3,523	18,042
(Charge-offs)/recoveries—net	(7,587)	(37,418)

Balance—end of period	$1,598,633	$1,602,613

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

As of March 31, 2007 and December 31, 2006, the recorded investment in loans that are considered to be impaired was as follows.

	March 31,	December 31,
	2007	2006

Impaired collateral-dependent loans	$2,354,329	$2,346,896
Average balance of impaired loans	$2,348,292	$709,639
Interest income recognized on impaired loans	$-	$65,955

As a result of the Company’s measurement of impaired loans, no allowance for loan losses was established for impaired loans at March 31, 2007 or December 31, 2006.

Non-accrual loans at March 31, 2007 and December 31, 2006, amounted to approximately $2.4 million and $2.3 million, respectively. Commercial loans and commercial real estate loans are placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on non-accrual only when the loan is 90 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at March 31, 2007 and December 31, 2006, amounted to approximately $2.4 million and $2.6 million, respectively.

Interest payments on impaired loans and non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the three months ended March 31, 2007 and 2006, no cash basis interest income was recognized. Interest income foregone on non-accrual loans was $54,000 and $56,000 for the three months ended March 31, 2007 and 2006, respectively.

5.	DEFERRED INCOME TAXES

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	March 31, 2007	December 31, 2006

Deferred tax assets:
Allowance for loan losses	$543,535	$544,888
Deferred compensation	1,589,227	1,503,835
Unrealized loss on securities available-for-sale	837,349	1,072,467
Property and equipment	29,880	19,157

Total deferred tax assets	2,999,991	3,140,347

Deferred tax liabilities:
Deferred loan fees	(314,446)	(313,063)
Other	(18,330)	(18,568)

Total deferred tax liabilities	(332,776)	(331,631)

Net deferred tax asset	$2,667,215	$2,808,716

6.	PENSION AND PROFIT SHARING PLANS

In addition to the plans disclosed below, the Company also maintains an executive deferred compensation plan for selected executive officers, which was frozen retroactive to January 1, 2005, a board of directors deferred compensation plan for directors, and a 401(k) retirement plan for substantially all of its employees. Further detail of these plans can be obtained from the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

Supplemental Retirement Plan

The Company maintains a nonqualified, unfunded, defined benefit pension plan for the Board of Directors and certain officers. The components of net periodic pension cost and other changes in the amounts recognized in accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,
	2007	2006

Components of net periodic pension cost:
Service cost	$35,586	$26,864
Interest cost	35,933	32,740
Expected return on assets	-	-
Amortization of prior service cost	30,481	30,396

Net periodic pension cost	$102,000	$90,000

Other changes in plan assets and benefit
obligations recognized in accumulated
other comprehensive loss:
Amortization of prior service cost	(20,117)	-
Total recognized in accumulated other
comprehensive income	(20,117)	-
Total recognized in net periodic pension cost and
accumulated other comprehensive loss	$81,883	$90,000

The following weighted average assumptions were used in calculating the net periodic pension cost:

	Three Months Ended March 31,
	2007	2006

Discount rate	5.75%	5.55%
Rate of return on assets	n/a	n/a
Rate of increase in future board fees/salary levels	4.00%	4.00%

Amounts related to the plan have been recognized in the balance sheet in accumulated other comprehensive loss, net of tax, as follows:

	March 31,	December 31,
	2007	2006

Amount recognized in accumulated
other comprehensive loss for:
Net actuarial loss	$70,968	$70,968
Prior service cost	437,467	457,584
Total recognized in accumulated
other comprehensive loss	$508,435	$528,552

Employee Stock Ownership Plan

In 2004, the Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are expected to be released over a 15-year period. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, the ESOP purchased 571,320 shares of the Company’s common stock for approximately $7.4 million or $12.90 per share on average. All purchases were completed by December 31, 2005. No additional shares were purchased in the first quarter of 2007. At March 31, 2007, the ESOP held approximately 495,000 unallocated shares with a fair value of $9.5 million and approximately 76,000 allocated shares with a fair value of $1.5 million. During each of the three-month periods ended March 31, 2007 and 2006, approximately 9,500 shares were committed to be released to participants, resulting in recognition of approximately $184,000 and $127,000 in compensation expense, respectively.

Recognition and Retention Plan

In June 2005, the shareholders of the Company approved the adoption of the 2005 Recognition and Retention Plan (the “RRP”). Certain senior officers of the Bank have been designated as Trustees of the RRP. The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the RRP, the Recognition Plan Trust (the “Trust”) purchased 285,660 shares of the Company’s common stock in the open market for approximately $3.7 million, an average price of $12.95 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the plan, all 285,660 shares acquired by the Trust were granted to certain officers, employees and directors of the Company in July 2005. Approximately 3,000 forfeited shares were reallocated in December 2005. An additional 2,000 forfeited shares were reallocated in November 2006. RRP shares generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the RRP as of March 31, 2007 and 2006, and changes during the three months ended March 31, 2007 and 2006 are presented below:

	Three Months Ended March 31,
	2007		2006
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value

Nonvested at the beginning of the year	228,928	$12.06	285,660	$12.02
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	(2,000)	12.01

Nonvested at the end of the period	228,928	$12.06	283,660	$12.02

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During both the three-month periods ended March 31, 2007 and 2006, approximately 14,000 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $172,000 and $168,000 in compensation expense, respectively. A deferred tax benefit of approximately $59,000 and $57,000, respectively, was recognized during these periods. As of March 31, 2007, approximately $2.3 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At March 31, 2007, the weighted average remaining lives of the RRP awards was approximately 3.3 years.

Stock Options

In June 2005, the shareholders of the Company also approved the adoption of the 2005 Stock Option Plan (the “Option Plan”). The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of March 31, 2007, a total of 714,150 shares of common stock have been reserved for future issuance pursuant to the Option Plan of which 48,100 shares remain available for grant.

A summary of the status of the Company’s stock options under the Option Plan as of March 31, 2007 and changes during the three months ended March 31, 2007 are presented below:

	Three Months Ended March 31,
	2007		2006
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at the beginning of the year	666,050	$12.18	643,250	$12.02
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(2,350)	12.01

Outstanding at the end of the period	666,050	$12.18	640,900	$12.02

Exercisable at the end of the period	128,180	$12.02	-	$-

The following table summarizes all stock options outstanding under the Option Plan as of March 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
			(in years)

$12.01	636,400	$12.01	8.5	127,280	$12.01
13.35	4,500	13.35	8.9	900	13.35
16.28	25,150	16.28	9.9	-	-
Total	666,050	$12.18	8.6	128,180	$12.02
Intrinsic value	$5,115,072			$1,005,007

During the three months ended March 31, 2007 and 2006, approximately $98,000 and $91,000, respectively, was recognized in compensation expense for the Option Plan. A deferred tax benefit of approximately $9,000 was recognized during each of these periods. At March 31, 2007, approximately $1.3 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 3.3 years.

7.	COMMITMENTS AND CONTINGENCIES

The Bank had approximately $6.1 million in outstanding mortgage loan commitments at March 31, 2007. The commitments are expected to be funded within 90 days with approximately $4.3 million in fixed rate loans ranging from 5.625% to 6.125%. The Bank had approximately $3.6 million in outstanding mortgage loan commitments at December 31, 2006. These loans were not originated for resale. Also outstanding at March 31, 2007 and December 31, 2006, were unused lines of credit totaling approximately $58.3 million and $69.1 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most of the Bank’s letters of credit expire within one year. At March 31, 2007 and December 31, 2006, the Bank had letters of credit outstanding of approximately $14.2 million and $16.3 million, respectively, of which $12.8 million and $14.8 million, respectively, were standby letters of credit. At March 31, 2007 and December 31, 2006, the uncollateralized portion of the letters of credit extended by the Bank was approximately $97,000 and $169,000, respectively. At both March 31, 2007 and December 31, 2006, $97,000 of the uncollateralized letters of credit was for standby letters of credit.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities, are exposures to limited recourse arrangements with respect to the sales of whole loans and participation interests. At March 31, 2007, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview—The Company was formed by the Bank in connection with the Bank’s reorganization into the mutual holding company form of organization and commenced operations in December 2004. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Bank’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, gains or losses on derivative instruments, service charges and other non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy and equipment expense, data processing expense, advertising and promotions and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. The Bank’s executive offices and loan processing office are in Jenkintown, Pennsylvania, with ten other branches and six limited service facilities located in Montgomery, Bucks and Delaware Counties, Pennsylvania. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans, primarily residential mortgages.

We earned net income of $1.5 million for the quarter ended March 31, 2007, representing a decrease of $284,000 or 16.3% over the comparable 2006 period. Diluted earnings per share decreased to $0.10 for the quarter compared to $0.11 for the first quarter of 2006. The decrease in net income was due primarily to two factors - the continued compression of our interest rate spread in the current interest rate environment, which had a negative effect on net interest income, and an increase in our non-interest expense due largely to our recent branch expansion.

Net interest income was $5.5 million for the three months ended March 31, 2007, representing a decrease of $44,000 or 0.8% over the comparable 2006 period. Interest income for the three months ended March 31, 2007 increased $1.9 million or 17.2% over the comparable 2006 period. The increase in interest income was primarily a result of growth in the average balance of our loan portfolio combined with an increase in the average yield on all interest-earning assets. Our increase in interest income for the first quarter of 2007 was offset by an increase in our interest expense. Interest expense for the three months ended March 31, 2007 increased $2.0 million or 34.6% over the comparable 2006 period. The increase in interest expense was primarily the result of increases in the average balance of and average rate paid on deposits. Our average interest rate spread and net interest margin for the first quarter of 2007 decreased to 1.93% and 2.50%, respectively, from 2.23% and 2.75%, respectively, for the first quarter of 2006.

Our total non-interest income amounted to $687,000 for the first quarter of 2007 compared to $695,000 for the first quarter of 2006. Our total non-interest expense for the first quarter of 2007 amounted to $4.2 million, representing an increase of $405,000 or 10.7% from the first quarter of 2006. The largest increases were in salaries and employee benefits, occupancy, depreciation, data processing and other non-interest expense.

The Company’s total assets increased $26.0 million, or 2.8%, to $951.2 million at March 31, 2007 compared to $925.2 million at December 31, 2006. The primary reason for the increase in total assets during the first quarter of 2007 was a $23.9 million or 3.9% increase in net loans receivable. Our total deposits increased $28.9 million or 4.9% to $615.9 million at March 31, 2007 compared to $587.0 million at December 31, 2006. The increase was due to growth in all types of deposit accounts. Our stockholders’ equity increased $1.5 million to $115.6 million at March 31, 2007 compared to $114.1 million at December 31, 2006.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2007 AND DECEMBER 31, 2006

The Company’s total assets increased $26.0 million, or 2.8%, to $951.2 million at March 31, 2007 compared to $925.2 million at December 31, 2006. The primary reason for the increase in total assets during the first quarter of 2007 was a $23.9 million or 3.9% increase in net loans receivable. The largest loan growth occurred in one- to four-family residential loans, which increased $13.2 million or 3.5%, and construction loans, which increased $7.6 million or 5.6%. Additionally, commercial business loans increased $3.5 million or 31.0%. These increases were partially offset by a $4.3 million decrease in home equity lines of credit, a $570,000 decrease in multi-family residential and commercial real estate loans, and a $904,000 decrease in consumer non-real estate loans. Also contributing to the overall increase in assets during the first quarter of 2007 was an increase in property and equipment, net, of $666,000 or 7.5%, primarily as a result of increased investment in new branches.

Our total deposits increased $28.9 million or 4.9% to $615.9 million at March 31, 2007 compared to $587.0 million at December 31, 2006. The increase was due to growth in all types of deposit accounts. Although the biggest increase in dollar terms was to certificate accounts, which grew $17.5 million during the quarter, checking accounts grew $10.0 million and savings and money market accounts grew $1.4 million, resulting in an increase of $11.4 million in core deposits. Our other borrowed money, which is comprised of securities repurchase agreements entered into with certain commercial checking account customers, increased $2.0 million during the first quarter of 2007. Advances from the Federal Home Loan Bank decreased $9.8 million or 5.0% to $186.5 million at March 31, 2007. The decrease in advances was a result of the decreased use of such borrowing as part of management’s strategic plan in the current interest rate environment.

Our stockholders’ equity increased $1.5 million to $115.6 million at March 31, 2007 compared to $114.1 million at December 31, 2006. Our retained earnings increased $573,000 during the first quarter of 2007 as our net income of $1.5 million was partially offset by a reduction of $890,000 resulting from the payment of our first quarter dividend of $0.06 per share. Our additional paid-in capital and our unallocated common stock increased $451,000 in the aggregate as a result of the expensing of stock options and the release of shares for other stock benefit plans. Our accumulated other comprehensive loss improved $477,000, primarily as a result of increased fair values of our available for sale investment and mortgage-backed securities.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2007, our cash and cash equivalents amounted to $47.4 million. In addition, at such date we had $17.0 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $155.1 million at March 31, 2007.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2007, we had certificates of deposit maturing within the next 12 months amounting to $307.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended March 31, 2007, and the year ended December 31, 2006, the average balance of our outstanding FHLB advances was $193.1 million and $201.8 million, respectively. At March 31, 2007, we had $186.5 million in outstanding FHLB advances and we had $379.6 million in additional FHLB advances available to us.

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

Our stockholders’ equity amounted to $115.6 million at March 31, 2007, an increase of $1.5 million from stockholders’ equity of $114.1 million at December 31, 2006. Our retained earnings increased $573,000 during the first quarter of 2007 as our net income of $1.5 million was partially offset by a reduction of $890,000 resulting from the payment of our first quarter dividend of $0.06 per share. Our long-term plan is to leverage our capital through retail deposit and loan growth. Towards this goal, we opened three new branches in 2006 and January 2007, as well as two additional branches in April 2007. Although these branches will require a period of time to generate sufficient revenues to offset their costs, our ongoing branch expansion is a key component of our long-term business strategy. As we undertake our second-step conversion, we will continue to leverage our capital by growing our franchise in a manner which we expect to provide increased profitability in the future. The capital we will raise through this conversion and stock offering will increase the liquidity in our common stock and support our future growth.

The following table summarizes regulatory capital ratios for the Company and the Bank as of the dates indicated and compares them to current regulatory requirements.

	Actual Ratios At		Regulatory Minimum	To Be Well Capitalized
	March 31, 2007	December 31, 2006
Capital Ratios:
Tier 1 leverage ratio
The Company	12.67%	12.80%	4.00%	N/A
The Bank	10.55	10.54	4.00	5.00%
Tier 1 risk-based capital ratio
The Company	19.85	20.01	4.00	N/A
The Bank	16.54	16.49	4.00	6.00
Total risk-based capital ratio
The Company	20.12	20.29	8.00	N/A
The Bank	16.81	16.77	8.00	10.00

SHARE-BASED COMPENSATION

The Company accounts for its share-based compensation awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measures the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

At March 31, 2007, the Company had two stock-based compensation plans, the 2005 Recognition and Retention Plan (“RRP”) and the 2005 Stock Option Plan (the “Option Plan”). Share awards were first issued under these plans in July 2005. See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of these plans.

During the three-month periods ended March 31, 2007 and 2006, we recognized approximately $172,000 and $168,000, respectively, in compensation expense related to the amortization of RRP shares. As of March 31, 2007, approximately $2.3 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At March 31, 2007, the weighted average remaining lives of the RRP awards was approximately 3.3 years.

During the three-month periods ended March 31, 2007 and 2006, approximately $98,000 and $91,000, respectively, were recognized in compensation expense for the Option Plan. At March 31, 2007, approximately $1.3 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 3.3 years.

The Company also has an employee stock ownership plan (“ESOP”). See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of this plan. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned. During the three-month periods ended March 31, 2007 and 2006, we recognized approximately $184,000 and $127,000, respectively, in compensation expense due to the ESOP.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2007 and December 31, 2006, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan documents. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2007 and December 31, 2006, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated, amounted to approximately $104.5 million and $118.1 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most of the Bank’s letters of credit expire within one year. At March 31, 2007 and December 31, 2006, the Bank had letters of credit outstanding of approximately $14.2 million and $16.3 million, respectively, of which $12.8 million and $14.8 million, respectively, were standby letters of credit. At March 31, 2007 and December 31, 2006, the uncollateralized portion of the letters of credit extended by the Bank was approximately $97,000 and $169,000, respectively. At both March 31, 2007 and December 31, 2006, $97,000 of the uncollateralized letters of credit was for standby letters of credit.

The Bank is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At March 31, 2007, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at March 31, 2007.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Letters of credit	$14,197	$13,864	$328	$--	$5
Recourse obligations on loans sold	185	--	--	--	185
Commitments to originate loans	6,112	6,112	--	--	--
Unused portion of home equity lines of credit	23,363	--	--	--	23,363
Unused portion of commercial lines of credit	34,892	34,892	--	--	--
Undisbursed portion of construction loans in process	40,133	27,165	12,968	--	--
Total commitments	$118,882	$82,033	$13,296	$--	$23,553

The following table summarizes our contractual cash obligations at March 31, 2007.

		Payments Due By Period
	Total	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Certificates of deposit	$406,450	$307,001	$77,999	$7,797	$13,653
FHLB advances	186,474	35,299	43,251	82,505	25,419
Repurchase agreements	19,825	19,825	--	--	--
Total debt	206,299	55,124	43,251	82,505	25,419
Operating lease obligations	6,789	720	1,205	1,128	3,736
Total contractual obligations	$619,538	$362,845	$122,455	$91,430	$42,808

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

General. We had net income of $1.5 million for the quarter ended March 31, 2007, representing a decrease of $284,000 or 16.3% over the comparable 2006 period. Diluted earnings per share decreased to $0.10 for the quarter compared to $0.11 for the first quarter of 2006. The decrease in net income was due primarily to two factors - the continued compression of our interest rate spread in the current interest rate environment, which had a negative effect on net interest income, and an increase in our non-interest expense due largely to our recent branch expansion. Net interest income was $5.5 million for the three months ended March 31, 2007, representing a decrease of $44,000 or 0.8% over the comparable 2006 period. Our average interest rate spread and net interest margin for the first quarter of 2007 decreased to 1.93% and 2.50%, respectively, from 2.23% and 2.75%, respectively, for the first quarter of 2006.

Interest Income. Our total interest income for the three months ended March 31, 2007 increased $1.9 million or 17.2% over the comparable 2006 period. The increase in interest income was primarily a result of growth in the average balance of our loan portfolio combined with an increase in the average yield on all interest-earning assets. The average balance of our loan portfolio increased $81.6 million or 15.3% to $615.9 million for the quarter ended March 31, 2007 from $534.3 million for the quarter ended March 31, 2006. The average yield on our loan portfolio increased 20 basis points to 6.73% from 6.53% over the same period. The average yield on our interest-earning assets increased 41 basis points to 6.00% for the first quarter of 2007 from 5.59% for the first quarter of 2006.

Interest Expense. Our total interest expense for the three months ended March 31, 2007 increased $2.0 million or 34.6% over the comparable 2006 period. The increase in interest expense was primarily the result of increases in the average balance of and average rate paid on deposits. During the three months ended March 31, 2007 compared to the three months ended March 31, 2006, our average deposit balance grew by $85.8 million or 18.6%, primarily due to growth in higher-rate certificates of deposit. As a result of the increase in our certificates of deposit as a proportion of our total deposits, as well as the rising interest rate environment, the average rate we paid on our deposits increased 92 basis points to 3.78% for the first quarter of 2007 from 2.86% for the first quarter of 2006.

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

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$99,497	$1,113	4.47%	$100,686	$881	3.50%
Mortgage-backed securities	133,274	1,409	4.23	147,371	1,524	4.14
Loans receivable(2)	615,897	10,368	6.73	534,306	8,718	6.53
Other interest-earning assets	33,291	330	3.97	24,162	155	2.57
Total interest-earning assets	881,959	13,220	6.00%	806,525	11,278	5.59%
Cash and non-interest bearing balances	17,319			19,150
Other non-interest-earning assets	29,668			24,156
Total assets	$928,946			$849,831
Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$93,463	281	1.20%	$111,819	304	1.09%
Checking accounts	57,116	4	0.03	54,908	4	0.03
Certificate accounts	397,210	4,894	4.93	295,224	2,991	4.05
Total deposits	547,789	5,179	3.78	461,951	3,299	2.86
FHLB advances	193,138	2,355	4.88	203,248	2,289	4.50
Other borrowings	17,532	184	4.20	16,838	144	3.42
Total interest-bearing liabilities	758,459	7,718	4.07%	682,037	5,732	3.36%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	43,482			41,279
Real estate tax escrow accounts	3,170			2,809
Other liabilities	8,846			6,703
Total liabilities	813,957			732,828
Stockholders’ equity	114,989			117,003
Total liabilities and stockholders’ equity	$928,946			$849,831
Net interest-earning assets	$123,500			$124,488
Net interest income; average Interest rate spread		$5,502	1.93%		$5,546	2.23%
Net interest margin(3)			2.50%			2.75%

___________________________
(1)
Investment securities for the 2007 period include 46 non-taxable municipal bonds with an aggregate average balance of $20.4 million and an average yield of 4.2%. Investment securities for the 2006 period include 47 non-taxable municipal bonds with an aggregate average balance of $20.5 million and an average yield of 4.2%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We made a $4,000 provision for loan losses during the first quarter of 2007, with no such provision made during the first quarter of 2006. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. The quality of our credit portfolio, and as a result, our provision for loan losses, has not been impacted by the recent crisis in the subprime lending market, as we do not participate in this type of lending. At March 31, 2007, we held an aggregate of $2.5 million of non-performing loans, compared to $2.6 million at December 31, 2006. At March 31, 2007, non-performing loans amounted to 0.38% of total loans receivable.

Non-interest Income. Our total non-interest income amounted to $687,000 for the first quarter of 2007 compared to $695,000 for the first quarter of 2006. A $12,000 increase in income on bank owned life insurance for the first quarter of 2007 compared to the first quarter of 2006 was offset by an $11,000 decrease in service charges and a $9,000 decrease in other non-interest income. The decrease in service charge income was primarily due to a decrease in overdraft fees. The decrease in other non-interest income was primarily due to a decrease in appraisal fees.

Non-interest Expenses. Our total non-interest expense for the first quarter of 2007 amounted to $4.2 million, representing an increase of $405,000 or 10.7% from the first quarter of 2006. The largest increases were in salaries and employee benefits, occupancy, depreciation, data processing and other non-interest expense. Salaries and employee benefits expense increased $206,000 quarter-over-quarter due primarily to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs. Our number of full-time equivalent employees increased from 115 at March 31, 2006 to 142 at March 31, 2007, primarily as a result of our branch expansion. Also contributing to the increase in salaries and employee benefits expense was a $57,000 or 45.2% increase in the expense for our Employee Stock Ownership Plan (“ESOP”), which is based on the average price of our common stock for the period. Occupancy expense and depreciation expense increased by $49,000 and $35,000, respectively, quarter-over-quarter as a result of our additional facilities, primarily the Bank’s new branches in Warrington, Concordville, and Lansdale, Pennsylvania, which opened in April 2006, October 2006, and January 2007, respectively. Our data processing costs and other non-interest expense increased by $26,000 and $77,000, respectively, quarter-over-quarter. The increase in data processing expense was due primarily to an increased amount of deposit transactions as a result of our new offices. The increase in other non-interest expense was due largely to increases in expenses for office supplies, copying, and postage, as a result of the new branch offices.

Income Tax Expense. Income tax expense for the first quarter of 2007 amounted to $526,000 compared to $702,000 for the first quarter of 2006. Our effective tax rate improved to 26.5% for the quarter ended March 31, 2007, from 28.7% for quarter ended March 31, 2006. The improvement resulted primarily from an increase in our tax-exempt income as a percent of our total pretax income. The decrease in tax expense was the result of both the decrease in our pre-tax income and the improvement in our effective tax rate.

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

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 12.20% at March 31, 2007, compared to a negative 14.70% at December 31, 2006. We have increased our originations of commercial real estate and multi-family residential real estate loans, construction loans, home equity lines and commercial business loans. This has been done, in part, because such loans generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, thereby increasing the amount of our interest rate sensitive assets in the one- to three-year time horizon. By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2007, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2007, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 10% to 26%. The annual prepayment rate for mortgage-backed securities is assumed to range from 9% to 63%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 16%, 12.5% and 0%, respectively.

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable	$263,143	$48,539	$135,953	$74,904	$108,013	$630,552
Mortgage-backed securities	25,611	20,268	43,989	18,141	22,853	130,862
Investment securities	13,396	6,288	21,797	27,000	32,785	101,266
Other interest-earning assets	41,347	--	--	--	--	41,347
Total interest-earning assets	343,497	75,095	201,739	120,045	163,651	904,027
Interest-bearing liabilities:
Savings and money market accounts	$14,139	$14,139	$35,634	$16,396	$14,426	$94,734
Checking accounts	--	--	--	--	64,904	64,904
Certificate accounts	333,024	33,366	18,609	7,797	13,654	406,450
FHLB advances	112,664	7,463	35,330	10,857	20,160	186,474
Other borrowed money	19,825	--	--	--	--	19,825
Total interest-bearing liabilities	479,652	54,968	89,573	35,050	113,144	772,387

Interest-earning assets less interest-bearing liabilities	$(136,155)	$20,127	$112,166	$84,995	$50,507	$131,640

Cumulative interest-rate sensitivity gap(2)	$(136,155)	$(116,028)	$(3,862)	$81,133	$131,640

Cumulative interest-rate gap as a percentage of total assets at March 31, 2007	(14.31)%	(12.20)%	(0.41)%	8.53%	13,84%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2007	71.61%	78.30%	99.38%	112.31%	117.04%
_____________________
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

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) .	Not applicable

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company did not make any repurchases of its common stock during the first quarter of 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

No.	Description
31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABINGTON COMMUNITY BANCORP, INC.

Date: May 15, 2007	By:	/s/ Robert W. White
Robert W. White
Chairman, President and Chief Executive Officer

Date: May 15, 2007	By:	/s/ Jack J. Sandoski
Jack J. Sandoski
Senior Vice President and Chief Financial Officer